Form 10-Q
period 2025-06-30
Ategrity Specialty Insurance Co Holdings
filed 2025-08-14
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-42695

ATEGRITY SPECIALTY INSURANCE COMPANY HOLDINGS
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________

Nevada	82-4925734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street
33rd Floor
New York, New York 10019
(Address of principal executive offices, including zip code)
(212) 509-1699
(Registrant’s telephone number, including area code)
ATEGRITY SPECIALTY HOLDINGS LLC
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ASIC	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 12, 2025, the registrant had 48,066,674 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2025 (Unaudited) and December 31, 2024	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited) for Each Quarter Within the Six Months Ended June 30, 2025 and 2024	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2025 and 2024	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
	Overview	32
	Components of Results of Operations	32
	Key Metrics	34
	Results of Operations -Three Months Ended	34
	Results of Operations -Six Months Ended	37
	Reconciliation of Non-GAAP Financial Measures	40
	Liquidity and Capital Resources	42
	Contractual Obligations and Commitments	44
	Financial Condition	44
	Critical Accounting Policies and Estimates	46
	Off-Balance Sheet Arrangements	46
	Accounting Pronouncements	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	50
Item 6.	Exhibits	50
	Signatures

Forward-looking statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. You can identify forward-looking statements herein by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “should,” “would,” “may,” and “could” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:
•    the intense competition for business in our industry;
•    the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;
•    the possibility that our loss reserves may be inadequate to cover our actual losses, which could have an adverse effect on our financial condition, results of operations, and cash flows;
•    the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
•    a decline in the financial strength rating assigned to Ategrity Specialty or to Ategrity Limited adversely affecting the amount of business we write;
•    our reliance on a select group of brokers;
•    unexpected changes in the interpretation of our coverage or provisions;
•    adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected, or an increase in frequency or severity of claims and premium defaults, or both, affecting our growth and profitability;
•    the performance of our investment portfolio adversely affecting our financial results;
•    the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;
•    the failure of any of the loss limitations or exclusions we employ, or change in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
•    extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
•    the effects of litigation having an adverse effect on our business;
•    the inability to manage our growth effectively;
•    the ability to pay dividends and other distributions and service our debt obligations being dependent on our ability to obtain cash dividends or other permitted payments from Ategrity Specialty;
•    being forced to sell investments to meet our liquidity requirements;
•    our underwriters and other associates taking excessive risks;
•    the possibility that severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us;
•    the ability of ZFSG and its affiliates to exert significant influence over us and our corporate decisions;
•    the failure to remediate and maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and
•    other risks and uncertainties discussed in “Risk factors” in our final prospectus on form 424(b) filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025 (the “Prospectus) and elsewhere herein.
Accordingly, you should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.

Forward-looking statements speak only as of the date they are made. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not have any obligation, and do not undertake, to update any forward-looking statement, whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024
	(in thousands, except shares and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $415,406 in 2025 and $434,965 in 2024)	$419,247	$438,752
Utility & Infrastructure Investments, at fair value (cost of $172,753 in 2025 and $216,075 in 2024)	176,332	270,242
Short-term investments	251,906	52,612
Loans to affiliates	107,501	13,501
Other invested assets	280	280
Total invested assets	955,266	775,387

Cash and cash equivalents	23,529	26,573
Due from broker	2,035	—
Investment income due and accrued	6,539	5,642
Premiums receivable, net of allowance for credit losses of $6,091 in 2025 and $5,907 in 2024	89,156	53,500
Deferred policy acquisition costs, net of ceding commissions	27,583	21,552
Prepaid reinsurance premiums	6,679	3,905
Deferred income tax asset, net	10,322	9,670
Reinsurance recoverable, net of allowance for credit losses of $0 in 2025 and $0 in 2024	155,432	133,616
Receivable from affiliates, net	744	16,857
Ceded unearned premiums	73,163	68,205
Other assets	12,704	8,531
Total assets	$1,363,152	$1,123,438

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	451,466	403,576
Unearned premiums	259,700	212,828
Securities sold, not yet purchased, at fair value (cost of $0 in 2025 and $932 in 2024)	—	930
Payable to reinsurers	38,124	27,160
Due to broker	—	9,189
Accounts payable and accrued expenses	31,067	38,061
Funds held under reinsurance treaties	1,982	2,092
Income tax payable	17,249	26,488
Other liabilities	3,391	4,307
Total liabilities	802,979	724,631
Stockholders' equity:
Preferred stock, $0.001 par value,100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,066,674 and 38,386,433 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	48	38
Additional paid-in capital	495,954	360,703
Retained earnings	60,652	34,569
Accumulated other comprehensive income	3,035	2,997
Total stockholders' equity	559,689	398,307
Non-controlling interest - General Partner	484	500
Total stockholders' equity and non-controlling interest	560,173	398,807
Total liabilities, stockholders' equity and non-controlling interest	$1,363,152	$1,123,438

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues
Gross written premiums	$167,502	$126,614	$283,645	$208,219
Ceded written premiums	(50,231)	(41,838)	(76,503)	(61,187)
Net written premiums	117,271	84,776	207,142	147,032
Change in unearned premiums	(30,343)	(12,138)	(41,913)	(6,115)
Net premiums earned	86,928	72,638	165,229	140,917
Fee income	1,524	191	2,084	316
Net investment income	11,891	5,728	19,786	10,981
Net realized and unrealized gains (losses) on investments	1,409	(4,215)	(3,190)	(1,828)
Other income	28	24	993	48
Total revenues	101,780	74,366	184,902	150,434
Expenses
Losses and loss adjustment expenses	50,412	44,128	97,274	85,174
Underwriting, acquisition and insurance expenses	28,430	24,315	53,315	47,705
Interest expense	447	544	894	1,094
Other expenses	161	56	399	110
Total expenses	79,450	69,043	151,882	134,083
Income before income taxes	22,330	5,323	33,020	16,351
Income tax expense	4,713	1,207	6,953	3,277
Net income	17,617	4,116	26,067	13,074
Less: Net income (loss) attributable to non-controlling interest - General Partner	(5)	(828)	(16)	374
Net income attributable to stockholders	17,622	4,944	26,083	12,700
Other comprehensive income:
Unrealized gains (losses), net of taxes	152	840	38	3,349
Total comprehensive income attributable to stockholders	$17,774	$5,784	$26,121	$16,049

Earnings per share:
Basic	$0.40	$0.14	$0.61	$0.35
Diluted	$0.39	$0.14	$0.60	$0.35
Weighted-average shares outstanding:
Basic	42,084,982	36,242,682	41,191,609	36,235,158
Diluted	43,584,999	36,243,959	42,246,997	36,235,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	(in thousands, except share data)
Balance at March 31, 2024	36,227,222	$36	$338,680	$(4,765)	$(1,907)	$332,044	$1,702	$333,746
Share-based compensation	—	—	81	—	—	81	—	81
Net income (loss)	—	—	—	4,944	—	4,944	(828)	4,116
Other comprehensive income, net of taxes	—	—	—	—	840	840	—	840
Balance as of June 30, 2024	36,227,222	$36	$338,761	$179	$(1,067)	$337,909	$874	$338,783

Balance at March 31, 2025	40,400,007	$40	$380,864	$43,030	$2,883	$426,817	$489	$427,306
Share-based compensation	—	—	357	—	—	357	—	357
Proceeds from issuance of common stock in initial public offering (IPO), net	7,666,667	8	114,733	—	—	114,741	—	114,741
Net income (loss)	—	—	—	17,622	—	17,622	(5)	17,617
Other comprehensive income, net of taxes	—	—	—	—	152	152	—	152
Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$559,689	$484	$560,173

Balance at January 1, 2024	36,224,099	$36	$338,598	$(12,521)	$(4,416)	$321,697	$500	$322,197
Share-based compensation	—	—	163	—	—	163	—	163
Issuance of common stock under share-based compensation plan	3,123	—	—	—	—	—	—	—
Net income	—	—	—	12,700	—	12,700	374	13,074
Other comprehensive income, net of taxes	—	—	—	—	3,349	3,349	—	3,349
Balance as of June 30, 2024	36,227,222	$36	$338,761	$179	$(1,067)	$337,909	$874	$338,783

Balance at January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$398,307	$500	$398,807
Share-based compensation	—	—	520	—	—	520	—	520
Proceeds from issuance of common stock in IPO, net	7,666,667	8	114,733	—	—	114,741	—	114,741
Pre-IPO issuances of common stock	2,010,442	2	19,998	—	—	20,000	—	20,000
Issuance of common stock under share-based compensation plan	3,132	—	—	—	—	—	—	—
Net income (loss)	—	—	—	26,083	—	26,083	(16)	26,067
Other comprehensive income, net of taxes	—	—	—	—	38	38	—	38
Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$559,689	$484	$560,173

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income	$26,067	$13,074
Adjustments to reconcile net income to net cash provided by operating activities	24,729	51,651
Net cash provided by operating activities	50,796	64,725

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(231,370)	(208,007)
Proceeds from sale of fixed-maturity securities, available-for-sale	253,709	47,364
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	576	8,700
Sale of equity securities	—	91
Purchases of Utility & Infrastructure Investments	(10,000)	—
Proceeds from redemptions of Utility & Infrastructure Investments	106,196	414
Loans to affiliates	(94,000)	—
Purchase of software	(4,155)	—
Purchase of other assets	(59)	(74)
Change in Treasury bills, net	(14,612)	(39,199)
Change in short-term investments, net	(192,172)	(41,268)
Proceeds from sale of securities sold, not yet purchased	—	107
Purchases to cover securities sold, not yet purchased	—	(373)
Proceeds from sale of other invested assets	—	415
Net cash used in investing activities	(185,887)	(231,830)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	121,710	—
Payments of initial public offering costs	(2,806)	—
Capital contributions	22,741	—
Payments for share repurchases	(2,741)	—
Capital distribution	(6,857)	(414)
Net cash provided by (used in) financing activities	132,047	(414)

Net change in cash and cash equivalents	(3,044)	(167,519)
Cash and cash equivalents, at beginning of period	26,573	264,646
Cash and cash equivalents, at end of period	$23,529	$97,127

Supplementary cash flow information:
Cash paid for interest	$889	$1,087
Cash paid for taxes	$9,000	—
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization
Ategrity Specialty Insurance Company Holdings (the “Company”), formerly Ategrity Specialty Holdings LLC, converted from a Delaware limited liability company to a Nevada corporation (the “Corporate Conversion”) concurrent with its initial public offering (“IPO”) on June 11, 2025. The Company, which formed in 2017 and commenced operations in 2018, is an insurance holding company and conducts its operations principally through its wholly owned subsidiaries providing excess and surplus lines insurance and reinsurance products. The Company is majority owned by Zimmer Financial Services Group LLC (“ZFSG”), a financial services holding company with operations in the insurance and asset management industries. The following are the Company’s operating subsidiaries:
•Ategrity Specialty Insurance Company (“Ategrity Specialty”), which is registered in Delaware and organized for the purpose of writing excess and surplus lines insurance on a non-admitted basis in the United States.
•Ategrity Specialty Insurance Limited (“Ategrity Limited”) was incorporated under the laws of Bermuda (owned through Ategrity Specialty Holdings Limited, an intermediate holding company domiciled in Bermuda) for the sole purpose of providing quota-share insurance to Ategrity Specialty.
The Company and its subsidiaries own approximately 99.7% of ZP Utility Insurance Fund, L.P. (the “Utility Limited Partnership”). The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all its assets in ZP Master Utility Fund, Ltd. (the “Absolute Return Utility & Infrastructure Fund”), an exempted company incorporated in the Cayman Islands.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Ategrity Specialty Holdings LLC. and its subsidiaries for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Reverse Stock Split and Corporate Conversion
In connection with the Corporate Conversion, on June 10, 2025 the Company completed a 1‑for‑10.66 reverse stock split of its outstanding member units in which every 10.66 member units were converted into one share of common stock (the “Reverse Stock Split”). The effect of the Reverse Stock Split and Corporate Conversion were retroactively applied to all periods presented in these quarterly condensed consolidated financial statements to preserve comparability. Accordingly, the Company’s members’ equity that was reported in prior periods has been retroactively restated to reflect the common stock (par value) and additional paid-in-capital based on the conversion of member units to common stock.
Estimates and Assumptions
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Management makes estimates and assumptions that include, but are not limited to, reserves for unpaid losses and loss adjustment expenses, fair value of financial assets and liabilities, allowance for credit losses, and income taxes.
Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either: (i) within the same periods as those otherwise applicable to non-emerging growth companies; or (ii) within the same time periods as private companies.
Accounting Standard Updates Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. ASU 2023-07 became effective for the Company for the year ended December 31, 2024 and is effective for interim periods within 2025. Refer to Note 17 for the Company’s segment reporting disclosures.
Accounting Standard Updates Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the effect of the guidance on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods thereafter, with early adoption permitted. The Company is evaluating the effect of the guidance on its consolidated financial statements and disclosures.
3.Consolidated Variable Interest Entity
The Company has entered into the Amended and Restated Limited Partnership Agreement of the ZP Utility Insurance Fund, L.P. The Utility Limited Partnership was formed on March 19, 2018 under the laws of the State of Delaware and commenced operations on April 1, 2018. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund, an exempted company incorporated in the Cayman Islands. ZP Utility Insurance GP, LLC (the “Utility General Partner”) is responsible for the investment decisions of the Utility Limited Partnership.
Zimmer Partners, LP (the “Investment Manager”), a Delaware limited partnership and a related party, is the investment manager of the Absolute Return Utility & Infrastructure Fund and the Utility Limited Partnership. The Investment Manager is registered with the United States Securities and Exchange Commission as a registered investment advisor under the Investment Advisors Act of 1940.
ZP Utility Insurance GP, LLC a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership and is responsible for the investment decisions of the Utility Limited Partnership. The Utility General Partner owned less than 1% of the Utility Limited Partnership as of both June 30, 2025 and December 31, 2024.
The Company performed an assessment of all relevant facts and circumstances and determined that the Utility Limited Partnership is a Variable Interest Entity (“VIE”) as the equity holders as a group lack the characteristics of a controlling financial interest and that substantially all of the activities of the VIE are conducted on behalf of the Company. As a result, the Company concluded that it is the primary beneficiary of the Utility Limited Partnership.
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the unaudited condensed

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 represent the ownership interests in the consolidated VIE held by entities or persons other than the Company. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$5	$5
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	166,063	270,242
Investment in affiliated fund, at fair value (cost of $191 in 2025 and $191 in 2024)	279	280
Due from the Absolute Return Utility & Infrastructure Fund	—	16,857
Total assets	$166,347	$287,384

Liabilities and partners' capital
Liabilities:
Withdrawals payable	—	16,858
Accrued expenses and other liabilities	65	88
Total liabilities	65	16,946

Partners' capital:
Limited partners	165,798	269,938
General partner	484	500
Total partners' capital:	166,282	270,438
Total liabilities and partners' capital:	$166,347	$287,384

4.Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of other comprehensive income.
The Company’s fixed-maturity securities, available-for-sale as of June 30, 2025 and December 31, 2024, are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,078	$41	$—	$2,119
Corporate	412,571	4,803	(962)	416,412
Commercial and residential mortgage and other asset-backed	757	—	(41)	716
Total fixed-maturity securities, available-for-sale	$415,406	$4,844	$(1,003)	$419,247

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$21	$(282)	$84,195
Corporate	349,693	6,257	(2,145)	353,805
Commercial and residential mortgage and other asset-backed	816	—	(64)	752
Total fixed-maturity securities, available-for-sale	$434,965	$6,278	$(2,491)	$438,752

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of June 30, 2025, categorized by contractual maturity, are summarized as follows:

June 30, 2025	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$19,359	$19,628
Due after one year through five years	128,513	130,712
Due after five years through ten years	235,585	237,418
Due after ten years	31,192	30,773
Commercial and residential mortgage and other asset-backed	757	716
Total fixed-maturity securities, available-for-sale	$415,406	$419,247

Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Commercial and residential mortgage and other asset-backed commercial securities are shown separately in the table above as they do not have a single maturity date.
Fixed-Maturity Securities, Available-for Sale, in a Loss Position
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
June 30, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$74,695	$(962)	$—	$—	$74,695	$(962)
Commercial and residential mortgage and other asset-backed	108	(2)	609	(39)	717	(41)
Total fixed-maturity securities, available-for-sale	$74,803	$(964)	$609	$(39)	$75,412	$(1,003)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$71,408	$(282)	$—	$—	$71,408	$(282)
Corporate	95,079	(2,145)	—	—	95,079	(2,145)
Commercial and residential mortgage and other asset-backed	—	—	752	(64)	752	(64)
Total fixed-maturity securities, available-for-sale	$166,487	$(2,427)	$752	$(64)	$167,239	$(2,491)

As of June 30, 2025, the Company held securities of 16 issuers that were in an unrealized loss position with a total fair value of $75.4 million, and gross unrealized losses of $1.0 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
The Company performs a periodic assessment of its available for sale portfolio to determine if there is a decline in the fair value below the amortized cost basis and if the decline is due to credit-related factors or noncredit-related factors (i.e., changes in market-based interest rates). The Company considers several factors in completing its review of potential credit losses, including the extent to which a security’s fair value has been below cost and the financial condition of the issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute a credit loss. There were no credit-related impairments of fixed-maturity securities as of June 30, 2025.
The Company does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.
The major categories of the Company’s net investment income for the three and six months ended June 30, 2025 and 2024, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale:	$6,524	$2,706	$12,840	$3,657
Utility & Infrastructure Investments	1,072	1,952	2,931	3,942
Short-term investments	1,154	767	1,724	2,281
Loans to affiliates	1,543	250	1,793	501
Cash equivalents	475	1,612	911	3,604
Equity securities	—	22	—	44
Securities sold, not yet purchased	—	(103)	—	(235)
Gross investment income	10,768	7,206	20,199	13,794
Management fees (1)	1,286	(1,366)	(115)	(2,694)
Other expenses (1)	(163)	(112)	(298)	(119)
Net investment income	$11,891	$5,728	$19,786	$10,981

(1) Amounts related to investment activity.
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed maturity securities for the three and six months ended June 30, 2025 and 2024:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed-maturity securities, available-for-sale
Change in net unrealized gains	$179	$1,053	$54	$4,231
Total	$179	$1,053	$54	$4,231

The following table presents realized and unrealized (losses) on investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$3,528	$439	$6,363	$519
Equity securities	—	—	—	62
Cash equivalents	—	15	—	15
Securities sold, not yet purchased	—	304	15	599
Utility & Infrastructure Investments	—	9,732	26,416	20,282
Total	3,528	10,490	32,794	21,477

Gross realized (losses):
Fixed-maturity securities, available-for-sale	(10)	(318)	(12)	(3,535)
Short-term investments	(1)	(14)	(1)	(15)
Equity Securities	—	—	—	—
Cash equivalents	—	(2)	—	(2)
Securities sold, not yet purchased	—	—	—	—
Utility & Infrastructure Investments	(19,126)	(4,574)	(11,480)	(1,276)
Total	(19,137)	(4,908)	(11,493)	(4,828)

Net unrealized gains (losses) on investments:
Securities sold, not yet purchased	—	118	—	47
Utility & Infrastructure Investments	17,018	(9,915)	(24,491)	(18,524)
Total	17,018	(9,797)	(24,491)	(18,477)

Net realized and unrealized gains (losses)	$1,409	$(4,215)	$(3,190)	$(1,828)

Utility & Infrastructure Investments
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$162,753	$3,310	$166,063	$216,075	$54,167	$270,242
MidCap Limited Partnership	10,000	269	10,269	—	—	—
Total Utility & Infrastructure Investments	$172,753	$3,579	$176,332	$216,075	$54,167	$270,242

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Absolute Return Utility & Infrastructure Fund
The Company accounts for its investment in the Absolute Return Utility & Infrastructure Fund under the variable interest model at the fund’s Net Asset Value (“NAV”) as a practical expedient for fair value. This amount represents the Company’s maximum exposure to loss related to the unconsolidated VIE. The Absolute Return Utility & Infrastructure Fund is the master within a “master-feeder” fund structure whereby its current shareholders, Utility Limited Partnership and two other feeder funds (collectively, the “Feeder Funds”), invest substantially all their capital in the Absolute Return Utility & Infrastructure Fund.
The Absolute Return Utility & Infrastructure Fund’s investment objective is to employ an energy and infrastructure-focused long/short strategy which seeks to deliver absolute returns in all market conditions with minimal correlation to energy sector indices and broader market indices. The Absolute Return Utility & Infrastructure Fund invests primarily in the equities of electric and gas utilities, integrated utilities, water utilities, telecommunication companies, independent power producers and pipelines, exploration and production companies, oilfield service companies and more broadly in energy and infrastructure-related industries (such as chemicals, materials, transportation infrastructure and real estate equities). The Absolute Return Utility & Infrastructure Fund’s portfolio is generally managed to be balanced.
The Company performed an assessment of all relevant facts and circumstances and determined that the Absolute Return Utility & Infrastructure Fund is a VIE. The Company concluded that it is not the primary beneficiary of the VIE because the investment manager controls the significant activities of the Absolute Return Utility & Infrastructure Fund.
The Absolute Return Utility & Infrastructure Fund measures its investments, which consist primarily of equities, and its derivative activities, which relate to swap contracts, foreign currency forward contracts and option contracts, at fair value, being the amount for which an asset could be exchanged between knowledgeable willing parties in an arms-length transaction. As the majority of the Absolute Return Utility & Infrastructure Fund’s investments are exchange-traded securities, such securities are reported at fair value.
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of June 30, 2025 and December 31, 2024:

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
June 30, 2025	(in thousands)
Assets:
Total common stock	$278,659	$296,926	53.05%
Liabilities:
Total common stock	$(145,071)	$(153,431)	-27.41%
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2024	(in thousands)
Assets:
Total common stock	$452,622	$484,614	121.67%
Liabilities:
Total common stock	$(253,151)	$(259,941)	-65.26%
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

As of June 30, 2025, none of the Utility Limited Partnership’s proportionate share of the fair value of any investments of the Absolute Return Utility & Infrastructure Fund represent more than 5% of the Company’s stockholders’ equity.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investment represents more than 5% of the Company’s stockholders’ equity as of and December 31, 2024:

Investment in securities	Quantity (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2024		(in thousands)
Targa Resources Corp	1,331,300	$23,024	5.78%
Arthur J. Gallagher & Co	750,000	$20,626	5.18%
Ryan Specialty Group Holdings Inc	3,700,000	$23,000	5.77%
The Boeing Company	2,224,500	$38,148	9.58%
Real Estate - Welltower Inc.	2,775,294	$33,888	8.51%
The Boeing Company	(2,257,000)	$(38,706)	-9.72%
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager (the “Investment Management Agreement”) the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each Limited Partner’s Capital Account (the “Fixed Fee”). The Fixed Fee for the Utility Limited Partnership was $(1.3) million and $0 for the three and six months ended June 30, 2025 and $1.3 million and $2.6 million for the three and six months ended June 30, 2024, respectively.
In June 2025, the Investment Manager waived and reversed the Fixed Fee due under the Investment Management Agreement in the amount of $1.3 million for the three months ended March 31, 2025 and also waived the Fixed Fee for the three months ended June 30, 2025, resulting in a management fee credit of $1.3 million for the three months ended June 30, 2025.
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals. The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the Utility General Partner. The incentive allocation was $0 for both the three and six months ended June 30, 2025 and $(0.8) million and $0.4 million for the three and six months ended June 30, 2024, respectively.
The Utility Limited Partnership has a quarterly liquidity option, subject to specific conditions, which are as follows:
•    to the extent it is required to pay insurance claims
•    to the extent it is required to pay for reasonable operating expenses
•    in the event the Company receives a notification from A.M. Best, or
•    to the extent the Company is required to diversify its assets pursuant to a lay, order or regulation.
The Utility General Partner may withdraw all or a portion of its capital account at any time.
MidCap Limited Partnership
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the ZP MidCap Fund, L.P. (“MidCap Limited Partnership”) with an initial investment of $10 million. The MidCap Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the MidCap Limited Partnership invests substantially all of its assets in the ZP Master MidCap Fund, Ltd. (“MidCap Fund”).
ZP MidCap GP, LLC (the “MidCap General Partner”), an affiliate of ZFSG, is the general partner of the MidCap Limited Partnership and is responsible for the investment decisions of the MidCap Limited Partnership, including the appointment of the investment manager of the MidCap Limited Partnership. The Investment Manager is also the investment manager of the MidCap Fund and the MidCap Limited Partnership.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company performed an assessment of all relevant facts and circumstances and determined that the MidCap Limited Partnership is a VIE. The Company concluded that it is not the primary beneficiary of the VIE because the investment manager controls the significant activities of the MidCap Fund and MidCap Limited Partnership.
The Company accounts for its investment in the MidCap Limited Partnership under the fair value option at NAV as a practical expedient for fair value. This amount represents the Company’s maximum exposure to loss related to the unconsolidated VIE.
Loans to Affiliates
The Company entered into a series of related technology transactions, (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (“the Promissory Note”) bearing interest at 7.42% per annum with a maturity date of December 31, 2029. The Company carries the Promissory Note at its unpaid principal balance.
In connection with the Company’s redemption on March 31, 2025 from its investment in the Utility Limited Partnership, effective April 1, 2025 the Company executed: (a) a Loan Agreement with a principal amount of $94.0 million, with Zimmer Insurance Services, LLC (“ZIS”), a wholly owned subsidiary of ZFSG (the “ZIS Loan”), as the borrower; and (b) a Guarantee and Pledge Agreement with ZFSG. The ZIS Loan provides for a fixed interest rate of 5.5%, payable annually in cash and matures on April 30, 2032. The Company carries the ZIS loan at its unpaid principal balance.
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both June 30, 2025 and December 31, 2024, which are included in cash and cash equivalents in the condensed consolidated balance sheets.
5.Fair Value Measurements
Three levels of inputs are used to measure fair value of financial instruments: (1) Level 1: quoted price (unadjusted) in active markets for identical assets, (2) Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument and (3) Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.
To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. The values for all fixed-maturity securities (including federal, state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. There have been no changes in the Company’s use of valuation techniques since commencement of operations.
The Company reviews fair value prices provided by its outside investment managers for reasonableness and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the investment managers and independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy and obtaining and reviewing internal control reports for the Company’s investment manager that obtains fair values from independent pricing services.
Financial instruments measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, are summarized below by level within the fair value hierarchy:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2025	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,119	$—	$2,119
Corporate	—	416,412	—	416,412
Commercial and residential mortgage and other asset-backed	—	716	—	716
Total fixed-maturity securities, available-for-sale	—	419,247	—	419,247
Total assets	$—	$419,247	$—	$419,247

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$84,195	$—	$84,195
Corporate	—	353,805	—	353,805
Commercial and residential mortgage and other asset-backed	—	752	—	752
Total fixed-maturity securities, available-for-sale	—	438,752	—	438,752
Total assets	$—	$438,752	$—	$438,752

Liabilities
Securities sold, not yet purchased:
U.S. Treasury securities	$—	$(930)	$—	$(930)
Total liabilities	$—	$(930)	$—	$(930)

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2025 and 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
The fair values of fixed-maturity securities owned, and securities sold, not yet purchased have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturity. See Note 4 regarding the fair value of the Utility & Infrastructure Investments.
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers into Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025 and 2024.
There were no realized gains or losses included in earnings during the three and six months ended June 30, 2025 and 2024 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis.
Investments for which external sources are not available or are determined by the Investment Manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers.
6.Premiums Receivable, Net
Premiums receivable are carried at face value, net of any allowance for credit losses. The allowance for credit losses represents an estimate of amounts considered uncollectible based on the Company’s assessment of the collectability of receivables. The estimate considers historical collection data, current economic conditions and expectations of future conditions that could affect ultimate collections. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$4,389	$3,461	$5,907	$2,953
Current period change for estimated uncollectible premiums	1,626	702	1,626	1,210
Write-offs of uncollectible premiums receivable	76	—	(1,442)	—
Ending balance	$6,091	$4,163	$6,091	$4,163

7.Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$24,684	$23,500	$21,552	$23,245
Policy acquisition costs deferred:
Direct commissions	27,112	20,757	49,418	38,089
Ceded commissions	(10,943)	(7,514)	(17,878)	(12,301)
Underwriting and other insurance expenses	575	320	980	427
	16,744	13,563	32,520	26,215
Amortization of policy acquisition costs	(13,845)	(12,668)	(26,489)	(25,065)
Net change	2,899	895	6,031	1,150
Balance, end of period	$27,583	$24,395	$27,583	$24,395

8.Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2025 and 2024, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Policy acquisition costs	$16,088	$15,329	$30,820	$30,232
Operating expenses	12,342	8,986	22,495	17,473
Total underwriting, acquisition and insurance expenses	$28,430	$24,315	$53,315	$47,705

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.Leases
The Company’s leases consist of one operating lease on its office space in Scottsdale Arizona, that expires in 2028 and is subject to a renewal option at market rates prevailing at the time of renewal. The Company became a sublessor of the same office space when it entered into a sublease agreement effective July 1, 2022 with ZFSG. The base rent under the sublease is equal to that which the Company pays under the headlease and the sublease and the headlease are coterminous. The Company applies the portion of the straight-line sublease income that is equal to its headlease expense as a contra expense to headlease expense in underwriting, acquisition and insurance expenses and records the remainder in other income.
The following tables summarize details and balances associated with the Company’s operating lease and sublease:

	June 30, 2025	December 31, 2024
Lease Balances:	(in thousands)
Operating lease right-of-use assets	$2,017	$2,278
Operating lease liabilities	$(2,432)	$(2,738)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Lease Cost:
Operating lease cost	$164	$164	$328	$328
Sublease income	(187)	(187)	(375)	(375)
Net lease (income)	$(23)	$(23)	$(47)	$(47)

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	3.42 years	3.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Operating cash flows from the net lease were $0 for both the three and six months ended June 30, 2025 and 2024. The remaining lease term of the operating lease was 3.42 years and 3.92 years as of June 30, 2025 and December 31, 2024, respectively. Future minimum lease payments under the operating lease as of June 30, 2025 are expected to be as follows:

Future Minimum Lease Payments	June 30, 2025
(in thousands)
2025	$374
2026	765
2027	783
2028	731
Thereafter	—
Total lease payments	2,653
Less: imputed interest	(221)
Present value of lease liabilities	$2,432
10.Reserves for Unpaid Losses and Loss Adjustment Expenses
The following table reconciles the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$403,576	$320,936
Reinsurance recoverable	(119,596)	(102,723)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	283,980	218,213

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	97,274	80,269
Prior year	—	4,905
Total net losses and loss and adjustment expenses incurred	97,274	85,174
Payments:
Current year	$(13,491)	$(13,694)
Prior year	(52,463)	(33,794)
Total payments	(65,954)	(47,488)

Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	315,300	255,901
Reinsurance recoverable	136,166	106,832
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$451,466	$362,733

For the six months ended June 30, 2025, the Company had no incurred net losses from prior accident years.
For the six months ended June 30, 2024, the Company incurred net losses related to prior accident years of $4.9 million. This amount was primarily due to enhancements to the Company’s claims reserving approach with respect to loss adjustment expenses in its casualty lines.
The Company has not provided insurance coverage that could reasonably be expected to produce material levels of asbestos claims activity. In addition, management does not believe that the Company is exposed to environmental liability claims other than those which it has specifically underwritten and priced as an environmental exposure. This exposure is de minimis and the Company did not record specific reserves for it.
11.Reinsurance
Written premiums, earned premiums and losses and loss adjustment expenses incurred for the three and six months ended June 30, 2025 and 2024, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Written premiums:
Direct	$167,502	$126,614	$283,645	$208,219
Ceded	(50,231)	(41,838)	(76,503)	(61,187)
Net written	$117,271	$84,776	$207,142	$147,032

Earned premiums:
Direct	$124,624	$96,906	$236,774	$186,669
Ceded	(37,696)	(24,268)	(71,545)	(45,752)
Net earned	$86,928	$72,638	$165,229	$140,917

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Losses and loss adjustment expenses:
Direct	$74,382	$56,995	$131,217	$110,942
Ceded	(23,970)	(12,867)	(33,943)	(25,768)
Net losses and loss adjustment expenses	$50,412	$44,128	$97,274	$85,174

As of June 30, 2025 and December 31, 2024, the Company had reinsurance recoverables on unpaid losses of $136.2 million and $119.6 million, respectively, and reinsurance recoverables on paid losses of $19.3 million and $14.0 million, respectively. As of June 30, 2025 and December 31, 2024, prepaid reinsurance premiums totaled $6.7 million and $3.9 million, respectively.
12.Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of June 30, 2025, the Company was not subject to any known litigation.
13.Letters of Credit
On December 21, 2020, JPMorgan Chase Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. On December 25, 2020, and as subsequently amended, Barclays Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. As of June 30, 2025 and December 31, 2024, there were no amounts drawn on these agreements. Fees paid on the agreements were $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively and $0.5 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and included in interest expense in the condensed consolidated statement of operations and comprehensive income.
14.Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. On January 1, 2020, the Company increased its matching of employees’ contributions to the Saving Plan to one hundred percent, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the three and six months ended June 30, 2025, the expense associated with the Savings Plans totaled $0.3 million and $0.6 million, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively.
Starting on October 1, 2024, the Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to our employees pursuant to such plan and other ancillary benefits. Ategrity Specialty made contributions of $0.6 million and $1.1 million respectively, toward the employer portion of insurance premiums for the benefit of its employees in the three and six months ended June 30, 2025.
15.Stockholders’ Equity
Corporate Conversion
On June 10, 2025, in connection with its initial public offering (“IPO”), Ategrity Specialty Holdings LLC converted from a Delaware limited liability company to a Nevada corporation. As part of the conversion, all outstanding membership interests were exchanged for shares of common stock of the newly incorporated entity, with no change in the relative ownership percentages of the Company’s equity holders. The conversion was accounted for as a recapitalization, and all historical financial statements have been retroactively adjusted to reflect the capital structure of the corporation.
Reverse Stock Split
Immediately prior to the effectiveness of the Company’s registration statement, the Company completed a 1-for-10.66 reverse stock split of its outstanding member units. All common share and per‑share information in these condensed

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
consolidated financial statements has been retroactively restated to give effect to the reverse stock split. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.
Initial Public Offering
On June 12, 2025, the Company completed its IPO, issuing 7,666,667 shares of common stock at a public offering price of $17.00 per share, generating gross proceeds of approximately $130.3 million, before deducting underwriting discounts and commissions of $8.6 million. Other offering expenses were $7.0 million, of which $2.2 million was paid in the year ended December 31, 2024, $2.8 million was paid in the six months ended June 30, 2025 and $2.0 million was outstanding as of June 30, 2025, recorded in accounts payable and accrued expenses in the condensed consolidated financial statements. After deducting underwriting discounts, commissions, and offering expenses of $15.6 million, the Company received net proceeds of approximately $114.7 million, which were recorded in additional paid‑in capital. The Company intends to use the net proceeds to support growth initiatives, increase statutory capital and surplus of its insurance subsidiaries, and for general corporate purposes.
Share Capital
The following table summarizes the Company’s authorized, issued, and outstanding share capital as of the following dates:

			Shares Issued and Outstanding
				As Restated for Reverse Stock Split
Share Class	Authorized Shares*	Par Value	June 30, 2025	March 31, 2025	December 31, 2024
Common stock	500,000,000	$0.001	48,066,674	40,400,007	38,386,433
Preferred stock	100,000,000	$0.001	$—	$—	$—
* As provided in the Company’s certificate of incorporation filed in connection with the IPO.
As of June 30, 2025, no preferred shares were issued or outstanding.
Additional Paid‑in Capital
The net proceeds from the IPO were credited to additional paid‑in capital. The Company's members’ equity that was reported in prior periods has been retroactively restated to reflect the common stock (par value) and additional paid-in-capital based on the conversion of member units to common stock. No dividends on common stock were declared or paid during the three or six months ended June 30, 2025.
Directed Share Program
The underwriters of the IPO reserved for sale, at the IPO price, up to 7% of the shares offered by the Company’s final prospectus on form 424(b) filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025 (the “Prospectus), excluding the additional shares that the underwriters had an option to purchase, for sale to certain of the Company’s employees, certain of the Company’s directors and certain other parties. J.P. Morgan Securities LLC (“JPM”) administered this directed share program and the Company will indemnify JPM in connection with the directed share program. The underwriters were not entitled to any additional commission with respect to shares sold pursuant to the directed share program. For the three month period ended June 30, 2025, 295,700 shares were sold under the directed share program for an aggregate price of $5.0 million. These 295,700 shares are included in the 7,666,667 shares issued reflected in the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest. No further shares are expected to be sold under the directed share program.
Other Capital Transactions
In January 2025, the Company issued 2,010,442 additional common shares to ZFSG, in exchange for U.S. Treasury bills of $20.0 million.
During the three months ended June 30, 2025, ZFSG made a cash contribution of $2.7 million and received 257,088 shares in connection with the repurchase of 257,088 shares from certain shareholders for an aggregate purchase price of $2.7 million. The net effect of this transaction was zero on the condensed consolidated statement of changes in stockholders’ equity and non-controlling interests.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warrants
On October 21, 2024 (the “Issue Date”), ZFSG made an in-kind contribution of $22.2 million in principal amount of U.S. Treasury Notes with a fair value of $20.1 million to the Company and received (i) 2,157,211 common shares, (ii) 1,079,605 warrants to purchase common shares with an exercise price of $31.99 per share (Tranche 1); and (iii) 375,147 warrants to purchase common shares with an exercise price of $21.32 per share (Tranche 2). Such underlying shares and exercise prices of the Tranche 1 and Tranche 2 warrants (collectively, the “Warrants”) are subject to customary anti-dilution adjustments set forth in each warrant certificate. ZFSG is entitled to exercise the Warrants for a term of ten years starting from the Issue Date by paying the exercise price in cash or on a cashless basis.
As of June 30, 2025, all of the Warrants issued are outstanding and remain unexercised.
16.Share-Based Compensation
Equity Incentive Plans
The Company’s Equity Incentive Plan (the “2019 Equity Plan”) provided for restricted units, non-qualified incentive options and other unit-based awards for directors, officers and other employees. The maximum number of the Company’s shares that were permitted to be issued under the 2019 Equity Plan was 4,689,339.
On June 10, 2025, the Company established the 2025 Incentive Plan (the “2025 Equity Plan”) which provides for stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, and other stock or cash based awards for directors, officers and other employees. The maximum number of the Company’s shares that may be issued under the 2025 Equity Plan is 268,292.
The Company recognized total share-based compensation expense of $357 thousand and $521 thousand for the three and six months ended June 30, 2025, respectively and $81 thousand and $162 thousand for the three and six months ended June 30, 2024, respectively. The tax benefit recognized was $75 thousand and $109 thousand for the three and six months ended June 30, 2025, respectively and $17 thousand and $34 thousand for the three and six months ended June 30, 2024, respectively.
Estimated fair values of awards were derived by independent third-party valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. The third-party valuations used the guideline public company method (“GPC method”) to estimate the Company’s total equity value and allocated the total equity value between the award units. The GPC method estimates enterprise value based on a comparison of the Company to comparable public companies in a similar line of business and generally applies representative valuation ratios, which relate market prices to selected financial statistics derived from the comparable companies to the subject company after consideration of adjustments for financial position, growth, markets, profitability, reinvestment needs, risk and other factors.
Non-Qualified Stock Options (“NQSOs”)
Primarily all outstanding NQSOs were granted with a life of either five or ten years, with either a three or five-year graded vesting period for service conditions. Some NQSOs also have performance conditions in addition to service conditions. For NQSOs which are exercisable only upon the occurrence of a qualifying event, which is generally defined as a change in control event or a public listing, the Company recognized additional compensation expense of $100 thousand for both the three and six months ended June 30, 2025, respectively, because of the Company’s IPO on June 12, 2025. For NQSOs that are subject only to a service condition, the Company uses a straight-line attribution method, whereas for NQSOs that are subject to a service condition and a performance condition, the Company uses a graded vesting attribution method.
The following table summarizes NQSO activity for the six months ended June 30, 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value of Underlying Share	Weighted Average Fair Value per Option at Grant Date	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	4,339,808	$11.94			9.61 years
Granted	—	—
Exercised	—	—
Expired	—
Forfeited	—	—
Outstanding as of June 30 2025	4,339,808	$11.99			9.11 years
Vested & Exercisable	223,916	$18.70			8.31 years

The Company recorded compensation expense related to the NQSOs of $355 thousand and $519 thousand for the three and six months ended June 30, 2025, respectively and $76 thousand and $152 thousand for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had $2.3 million of unrecognized compensation expense expected to be charged to earnings over a period of 4.6 years.
CEO Options
In 2022, as part of the compensation of the Company’s CEO and solely for the services provided by him as a CEO of the Company, ZFSG agreed to issue the CEO share-based awards in the form of 1,526,642 options to purchase shares of the Company held by ZFSG subject to certain vesting conditions (“the CEO Options”). This agreement met the criteria to be deemed a grant. The CEO Options were granted in February 2022 with a contractual term of ten years and a four-year graded vesting period. To estimate the fair value of the CEO Options, the Company used the same valuation methodology and assumptions as for its other unit based awards under the 2019 Equity Plan as described above. The exercise price and the grant-date fair value of the CEO Options were $8.96 and $0.64, respectively.
In December 2024, ZFSG cancelled the original CEO Options and contemporaneously, the Company replaced them with new CEO Options (“the new CEO Options”). The Company issued the new CEO Options in the form of 2,541,407 options to purchase shares of the Company subject to certain vesting conditions. This agreement met the criteria to be deemed a Type 1 modification of the original grant pursuant to ASC Topic 718, Compensation—Stock Compensation. The new CEO Options were granted on December 8, 2024 (the “Modification Date”) with a contractual term of ten years and a 30 month graded vesting period. The exercise price and the grant-date fair value of the new CEO Options were $9.38 and $2.36, respectively.
As a result of the Company’s IPO, the vesting period of the new CEO Options was reduced by six months in accordance with the terms of the award. Accordingly, the Company recorded additional compensation expense of $16 thousand for both the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had $905 thousand of unrecognized compensation expense expected to be charged to earnings over a period of 2.2 years. As of June 30, 2025, 2,541,407 of the new CEO Options were outstanding. None of the new CEO Options were exercised during the three and six months ended June 30, 2025. As of June 30, 2025, 1,714,712 of the new CEO Options were vested and none were exercisable.
Restricted Stock Units (“RSUs”)
All outstanding RSUs were granted with either a three or five-year, graded vesting period. The Company recognized total compensation expense related to the RSUs of $2 thousand for both the three and six months ended June 30, 2025 and $5 thousand and $10 thousand for the three and six months ended June 30, 2024, respectively, using a straight-line vesting attribution method. As of June 30, 2025, the Company had unrecognized compensation expense related to the RSUs of $148 thousand. The total fair value of RSUs vested was $0 and $25 thousand for the three and six months ended June 30, 2025 and $0 and $17 thousand for the three and six months ended June 30, 2024, respectively.
The following table summarizes RSU activity for the six months ended June 30, 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	3,132	$10.56
Granted	8,823	17.00
Vested	(3,132)	$10.56
Forfeited	—	—
End of period	8,823	$17.00

17.Segment Reporting
The Company operates as one operating segment with excess and surplus lines insurance business at its core. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”), who uses consolidated net income to make decisions about allocating resources and assessing performance for the entire Company. The measure of segment assets is reported in the condensed consolidated balance sheets as total assets.
The following table presents the Company’s operating results as evaluated by the CODM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues
Net premiums earned	$86,928	$72,638	$165,229	$140,917
Fee income	1,524	191	2,084	316
Net investment income	11,891	5,728	19,786	10,981
Net realized and unrealized gains (losses) on investments	1,409	(4,215)	(3,190)	(1,828)
Other income	28	24	993	48
Total revenues	101,780	74,366	184,902	150,434

Expenses
Losses and loss adjustment expenses	50,412	44,128	97,274	85,174
Policy acquisition costs	16,088	15,329	30,820	30,232
Operating expenses	12,342	8,986	22,495	17,473
Interest expense	447	544	894	1,094
Other expenses	161	56	399	110
Total expenses	79,450	69,043	151,882	134,083

Income before income taxes	22,330	5,323	33,020	16,351
Income tax expense	4,713	1,207	6,953	3,277
Net income	17,617	4,116	26,067	13,074

Less: Net income (loss) attributable to non-controlling interest - General Partner	(5)	(828)	(16)	374
Segment net income	$17,622	$4,944	$26,083	$12,700

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income attributable to stockholders	$17,622	$4,944	$26,083	$12,700

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below presents gross written premium (“GWP”) by product group for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Casualty	$107,023	63.9%	$68,300	53.9%	$189,163	66.7%	$118,806	57.1%
Property	60,479	36.1%	58,314	46.1%	94,482	33.3%	89,413	42.9%
Total Gross Written Premium	$167,502	100%	$126,614	100%	$283,645	100%	$208,219	100%

All long-term assets of the Company are based in the United States and similarly, all revenue is derived from customers based in the United States.
18.Earnings Per Share
In connection with the Reverse Stock Split and Corporate Conversion as described in Note 2, the Company retroactively adjusted the presentation of earnings per share (“EPS”) as if the Reverse Stock Split and Conversion occurred at the beginning of the earliest period presented in accordance with ASC 260, Earnings per Share.
The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except for shares and per share data)
Numerator:
Net income attributable to stockholders	$17,622	4,944	$26,083	12,700
Income allocable to participating securities	589	—	890	—
Net income available to stockholders	$17,033	$4,944	$25,193	$12,700

Denominator:
Weighted-average shares outstanding - basic, including participating securities	43,539,734	36,242,682	42,646,361	36,235,158
Weighted-average participating securities	(1,454,752)	—	(1,454,752)	—
Weighted-average shares outstanding - basic	42,084,982	36,242,682	41,191,609	36,235,158
Dilutive effect of share-based compensation	1,500,017	1,277	1,055,388	792
Weighted-average shares outstanding - diluted	43,584,999	36,243,959	42,246,997	36,235,950

Earnings per share - basic	$0.40	$0.14	$0.61	$0.35
Earnings per share - diluted	$0.39	$0.14	$0.60	$0.35

Basic net earnings per share is computed by dividing net income available to stockholders by the weighted-average number of Shares outstanding during the period. The Company applies the two-class method because the outstanding Warrants are considered participating securities, as they provide the Warrant holder with a nonforfeitable right to receive dividends on the same terms as stockholder shares, regardless of whether the Warrants are exercised. As the Company has not declared any dividends during the three and six months ended June 30, 2025 and 2024, respectively, the Company allocated net income between the outstanding shares and the Warrants based on their relative rights to undistributed earnings. As a result, a portion of net income was attributed to the outstanding Warrants, thereby reducing net income available to stockholders.
For the computation of diluted EPS, basic net earnings per share attributable to stockholders is adjusted by the effect of dilutive securities, including awards under the Company’s Equity Incentive Plans as described in Note 16. Diluted net

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
income per share attributable to stockholders is computed by dividing the resulting net income attributable to Stockholders by the weighted-average number of outstanding shares and any potentially dilutive securities.
For both the three and six months ended June 30, 2025, 0.6 million of NQSOs were not included in the computation of diluted EPS because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2024, 2.5 million of NQSOs were not included in the computation of diluted EPS because their effect would have been anti-dilutive.
19.Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$179	$1,053	$54	$4,231
Income tax benefit (expense)	(27)	(213)	(16)	(882)
Unrealized (losses) gains arising during the period, net of taxes	152	840	38	3,349
Other comprehensive (losses) income	$152	$840	$38	$3,349

20.Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year. The estimated annual effective tax rate typically differs from the U.S. statutory tax rate, primarily as a result of non-deductible expenses and nontaxable pass-through income.
The Company’s effective tax rates were 21.1% and 22.7% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 differed from the federal statutory rate of 21% due primarily to non-deductible expenses and non-taxable pass-through income.
The Company’s effective tax rates were 21.1% and 20.0% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 differed from the federal statutory rate of 21% due primarily to non-deductible expenses and non-taxable pass-through income.
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined State income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Allocation Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Allocation agreement, the Company paid to ZFSG $9.0 million in the three months ended June 30, 2025, and $7.9 million was paid in-kind via a transfer of the Company’s interest in the Absolute Return Utility and Infrastructure Fund during the three months ended March 31, 2025. The Company received $0 million and $0.9 million for the three months and six months ended June 30, 2024, respectively, from ZFSG pursuant to the Tax Allocation Agreement. As of June 30, 2025 and December 31, 2024, $17.2 million and $26.5 million, respectively, was due to ZFSG under this agreement and is included in income tax payable in the condensed consolidated balance sheets.
21.Related Party Transactions
Technology Transactions
As part of the Technology Transactions as further described in Note 4, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of the Promissory Note bearing interest at 7.42% per annum with a maturity date of December 31, 2029.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company obtained a license to continue using the assets as part of the Company’s operations at a cost of $0.8 million per annum, with the ability to non-renew the license at the end of each one-year period. The Company also agreed to provide services relating to the assets to ZTG with the actual internal and external costs incurred by the Company in performing the services to be paid by ZTG.
The following amounts were recorded in the three months ended June 30, 2025 and 2024, respectively, related to the Technology Transactions: (a) $0.3 million and $0.3 million, respectively, of interest income on the Promissory Note (included in net investment income); (b) $0.2 million and $0.2 million, respectively, of licensing fee expense (included in underwriting, acquisition and insurance expenses); and (c) $0.6 million and $0.8 million respectively, of service charges billed to ZTG (included in underwriting, acquisition and insurance expenses as an offset).
The following amounts were recorded in the six months ended June 30, 2025 and 2024, respectively, related to the Technology Transactions: (a), $0.5 million, and $0.5 million, respectively, of interest income on the Promissory Note (included in net investment income); (b) and $0.4 million, and $0.4 million, respectively, of licensing fee expense (included in underwriting, acquisition and insurance expenses); and (c) and $1.7 million, and $1.5 million respectively, of service charges billed to ZTG (included in underwriting, acquisition and insurance expenses as an offset).
As of June 30, 2025 and December 31, 2024, the receivable from ZTG was $0.6 million and $1.0 million, respectively, and the payable to ZTG was $0.2 million as of June 30, 2025 and $0.2 million as of December 31, 2024, included in receivable from affiliates and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets.
AtegrityOne Transaction
The Company entered into a transaction with ZTG, effective April 1, 2025, to acquire software developed by ZTG for the Company, for the purchase price of $3.2 million, which was paid following a redemption on March 31, 2025, of our interests from the Utility Limited Partnership in such amount. The Company recorded the acquired software in other assets on the condensed consolidated balance sheets.
Management & Cost Sharing
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, amongst other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. During 2024, certain corporate and shared service functions were provided by ZIS and Zimmer Partners, LP, an affiliate. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on measures considered to be a reasonable reflection of the historical utilization levels of these services. No costs were incurred under this agreement in the three and six months ended June 30, 2025. The Company recorded $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, of such allocated expense, recognized in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of June 30, 2025, $0.3 million was due to ZIS under this agreement, included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
As described in Note 9, the Company subleases office space to ZFSG under a sublease agreement effective July 1, 2022 with ZFSG. The base rent under the sublease is equal to that which the Company pays under the headlease, and the sublease and the headlease are coterminous.
Shared Services Agreement
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG will provide the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology, internal audit, investment accounting, investor relations and actuarial services. The Company will reimburse ZFSG for its out-of-pocket expenses incurred in the course of performing such services, on a cost-plus basis. The Shared Services Agreement will also permit the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company has not recorded any expense for the Shared Services Agreement for the three or six months ended June 30, 2025
Ategrity Limited IMAs
Ategrity Limited entered into an Amended & Restated Investment Management Agreement, dated October 1, 2024 and an Investment Management Agreement, dated December 1, 2024 (as amended, the “Ategrity Limited IMAs”) with the Investment Manager, pursuant to which Ategrity Limited appointed the Investment Manager to manage portfolios of assets and granted the Investment Manager the full and exclusive authority and discretion to effect investment transactions through the portfolios, subject to the Investment Guidelines set forth in each Ategrity Limited IMA.
Ategrity Specialty Insurance Company Holdings IMA
The Company entered into an Amended & Restated Investment Management Agreement, dated October 1, 2024 (as amended, the “ASH IMA”) with the Investment Manager, pursuant to which we appointed the Investment Manager to manage a portfolio of assets and granted the Investment Manager the full and exclusive authority and discretion to effect investment transactions through the portfolio, subject to the Investment Guidelines set forth therein.
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA agreements of $64 thousand and $115 thousand for the three and six months ended June 30, 2025, respectively, and $37 thousand and $70 thousand for the three and six months ended June 30, 2024, respectively. The fees were included as an offset to net investment income in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, $64 thousand and $164 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
MidCap Limited Partnership Agreement
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the MidCap Limited Partnership with an initial investment of $10 million, as further described in Note 4.
Withdrawal from the Utility Limited Partnership
As described in Note 3, on March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
Loan to Affiliates
As described in Note 4, in connection with the Company’s redemption on March 31, 2025 from its investment in the Utility Limited Partnership, effective April 1, 2025 the Company executed (a) a Loan Agreement with a principal amount of $94 million, with ZIS, as the borrower; and (b) a Guarantee and Pledge Agreement with ZFSG. The ZIS Loan provides for a fixed interest rate of 5.5%, payable annually in cash and matures on April 30, 2032.
As of June 30, 2025, accrued interest on the ZIS Loan was $1.3 million, included in investment income due and accrued in the condensed consolidated balance sheets.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in condensed consolidated statements of operations and comprehensive income.
Fee Waiver for Utility Limited Partnership
In June 2025, the Investment Manager waived and reversed the Fixed Fee due under the Investment Management Agreement in the amount of $1.3 million for the three months ended March 31, 2025. The Investment Manager also waived the Fixed Fee for the three months ended June 30, 2025.
IPO Costs Letter Agreement
On June 30, 2025, the Company and ZFSG entered into a letter agreement pursuant to which ZFSG agreed to offset a portion of the incremental expenses incurred by the Company in connection with preparing for and executing the IPO. The one-time payment of $0.3 million made by ZFSG to the Company on June 30, 2025 was recorded as a reduction of expense in other expenses in the condensed consolidated statements of operations.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Employee Agreements
On April 2, 2025 (the “Grant Date”), the Chief Financial Officer of ZFSG (the “ZFSG CFO”) who became a director of the Company effective with the IPO, was granted a cash-settled stock appreciation right award by ZFSG relating to 46,893 shares of the Company’s common stock, which represents the right to a cash payment equal to the increase in the value of common stock over the base price of $10.66 per share on the fifth anniversary of the Grant Date, subject to the ZFSG CFO’s continued employment at ZFSG or its affiliates through such date.
On May 16, 2025, ZFSG entered into a consulting agreement with the Company’s CEO, under which the CEO agreed to provide consulting services to a subsidiary of ZFSG for matters unrelated to the Company. Pursuant to the consulting agreement, ZFSG paid the CEO a $0.7 million consulting fee in May 2025 and an additional $0.3 million consulting fee pursuant to such agreement will be paid in 2026. The terms of the consulting agreement did not affect the CEO’s compensation as the Company’s CEO and any fees paid for consulting services were separate from his standard compensation.
On June 30, 2025, ZFSG entered into a letter agreement with the Company’s CEO appointing him as a board observer for ZFSG (“ZFSG Board Letter”) and ZIS entered into a letter agreement with the Company’s CEO appointing him as a director for ZIS (“ZIS Board Letter”) Under each of the ZFSG Board Letter and ZIS Board Letter, the Company’s CEO will receive a fee of $0.1 million per annum (pro-rated for partial years of service starting in 2027). ZIS and ZFSG may terminate their respective agreements at any time without notice.
Capital Transactions
Capital transactions with ZFSG during the three and six months ended June 30, 2025 are described in Note 15.
In addition, during the three months ended June 30, 2025, the Company’s parent, ZFSG, repurchased an aggregate of 84,408 shares of the Company’s common stock from certain shareholders of the Company.
Stockholders’ Agreement
Following the pricing of the IPO, the Company entered into a stockholders’ agreement with ZFSG (the “Stockholders’ Agreement”). Pursuant to such Stockholders’ Agreement, ZFSG has the right, among other rights, to designate a specified number of directors to be nominated for election to the Company’s Board of Directors, based on ZFSG and its affiliates’ ownership percentages, calculated using the total shares of the Company’s common stock outstanding at such time.
22.Subsequent Events
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Other than the events described below, no subsequent events are known.
Transactions
On July 9, 2025, the Investment Manager made a $0.7 million severance payment to the Company’s CEO following the termination of his employment contract with the Investment Manager.
On July 25, 2025, ZFSG made a payment of $0.1 million to the Company’s CEO under the ZFSG Board Letter and ZIS made a payment of $0.1 million to the Company’s CEO under the ZIS Board Letter.
Waiver of Warrant Participation Rights
On August 5, 2025, ZFSG, the holder of the Company’s outstanding warrants, executed a waiver of certain contractual rights that previously entitled ZFSG to participate in dividends and other distributions alongside common shareholders. The waiver is effective for the period beginning July 1, 2025 and ending on December 31, 2027 (the “Waiver Period”). During the Waiver Period, the warrants will not be considered participating securities under ASC 260, Earnings per Share and the Company will no longer allocate earnings to the warrants under the two-class method. Instead, the warrants will be excluded from basic EPS and considered solely under the treasury stock method for diluted EPS, if dilutive.
The waiver is irrevocable, unconditional, and applies solely to the Waiver Period. Upon expiration of the Waiver Period on December 31, 2027, the participation rights under the warrants will automatically be reinstated without the need for any further action by either party.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
This change does not impact the basic or diluted EPS reported for the three and six months ended June 30, 2025, which reflect the classification of the warrants as participating securities through that date.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes disclosed in the Prospectus. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk factors” in our Prospectus, as well as other factors set forth in other parts of this Quarterly Report on Form 10-Q.
Overview
We are a specialty insurance company dedicated to providing excess and surplus (“E&S”) products to small to medium-sized businesses (“SMBs”) across the United States. We have built a proprietary underwriting platform that combines sophisticated data analytics with automated and streamlined processes to efficiently serve our clients and deliver long-term value to our stockholders. The SMB market is characterized by large volumes of small-sized policies, and we believe our competitive edge lies in our ability to offer consistent, high-speed, and low-touch interactions that our distribution partners value. This advantage stems from our technology-driven method of standardizing, simplifying, and automating our transaction process, which we call productionized underwriting.
We target industry verticals where we have deep expertise and develop data-driven insights to gain a competitive advantage. We leverage our expertise and our efficient underwriting platform to deliver tailored insurance products and customized services that meet the needs of our distribution partners. We believe the universe of distributors in the SMB segment of the E&S market is rapidly shifting toward agents and brokers who were raised in the digital age. These digital-native and tech-savvy distribution partners expect real-time, frictionless insurance transactions that mirror the seamless experiences they encounter in their daily lives. In an industry where insurance applications are often submitted via email with slow response times, we have designed a technology-driven underwriting process that addresses our distribution partners’ demands for rapid, high-quality interactions. Our strong value proposition has contributed to an extensive network of distribution partners, which provides us with robust transaction opportunities and diversified sources of business. Our fully integrated claims management function is designed to enable us to resolve claims efficiently and effectively. We take an active approach to risk management through real-time performance analytics, rigorous risk aggregation monitoring, and robust reinsurance protection aimed at minimizing volatility and generating consistent underwriting results.
We operate our business in a single segment and as one reportable segment for purposes of assessing performance, making operating decisions and allocating decisions.
Components of results of operations
Gross written premiums
Gross written premiums are the amount received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs, or other deductions. The volume of our gross written premiums in any given period is generally influenced by:
•    New business submissions;
•    Binding of new business submissions into policies;
•    Renewals of existing policies; and
•    Average size and premium rate of new and existing policies.
Ceded written premiums
Certain premiums and losses are ceded to other insurance and reinsurance companies under various excess of loss and quota-share reinsurance contracts. Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential large losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels.
Net premiums earned
Net premiums earned represent the earned portion of our net written premiums. Written premiums are earned on a pro rata basis over the terms of the policies, which are generally 12 months. The portion of premiums written applicable to the terms of the policies that have already elapsed is recorded as earned premiums.

Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premiums are written. Policy fees are a flat charge and are primarily impacted by the volume of our written policies.
Losses and loss adjustment expenses
Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and the loss experience associated with the underlying coverage. In general, our losses and loss adjustment expenses are affected by:
•    frequency of claims associated with the particular types of insurance contracts that we write;
•    trends in the average size of losses incurred on a particular type of business;
•    mix of business written by us;
•    reinsurance agreements we have in place at the time of loss;
•    changes in the legal or regulatory environment related to the business we write;
•    trends in legal defense costs;
•    wage inflation; and
•    inflation in medical costs.

Losses and loss adjustment expenses are based on actual paid losses and an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over a period of years.
Underwriting, acquisition, and insurance expenses
Underwriting, acquisition, and insurance expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs also include deferred underwriting expenses that are directly related to the successful acquisition of those policies. Other underwriting expenses represent general and administrative expenses related to our insurance business, including employee compensation, software and technology costs, travel, marketing, and professional fees.
Net investment income
We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed-maturity securities, the Utility & Infrastructure Investments, and cash and cash equivalents. We also earn investment income on our short-term investments, equity securities, note receivable from affiliate, and securities sold not-yet purchased. Net investment income related to the Utility & Infrastructure Investments includes our proportionate share of the rebate, dividend, interest and other income, net of investment expenses, and investment management fees for the funds underlying the Utility & Infrastructure Investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio as measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates) and investment management expenses. The size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments include realized gains and losses which are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as the change in unrealized gains (losses) on equity securities and unrealized appreciation (depreciation) on securities sold not yet purchased. Net realized and unrealized gains (losses) on investments also includes appreciation on securities, derivative contracts, and foreign currency transactions allocated from the funds underlying the Utility & Infrastructure Investments. Such allocation represents our proportionate share of the Utility & Infrastructure Investments’ net realized gains (losses) of the funds underlying the Utility & Infrastructure Investments which are a function of the difference between the amount received on the sale of a security and the security’s amortized cost as well as change in unrealized appreciation (depreciation) on securities, derivative contracts, and foreign currency transactions.
Interest expense
Interest expense primarily consists of fees incurred during the period related to our letters of credit issued for the benefit of Ategrity Specialty on behalf of Ategrity Limited.

Income tax expense (benefit)
Currently our income tax expense (benefit) consists mainly of federal income taxes imposed on our operations. Our effective tax rates are dependent upon the components of pretax earnings and the related tax effects. The amount of income tax expense (benefit) recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
Key metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure. We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses relating to corporate activities and expenses recorded by us in connection with the Company’s initial public offering). For a reconciliation of underwriting income to the most directly comparable GAAP financial measure, information about why we consider underwriting income useful and a discussion of the material risks and limitations of underwriting income, see “—Reconciliation of non-GAAP financial measures”.
Adjusted net income attributable to stockholders is a non-GAAP financial measure. We define adjusted net income attributable to stockholders as net income attributable to stockholders, excluding certain non-operating expenses, which include expenses recorded by us in connection with the Company’s initial public offering. For a reconciliation of adjusted net income attributable to stockholders to the most directly comparable GAAP financial measure, information about why we consider adjusted net income attributable to stockholders useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see “—Reconciliation of non-GAAP financial measures”.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net premiums earned.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition, and insurance expenses less fee income to net premiums earned.
Combined ratio is the sum of loss ratio and expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
Return on stockholders’ equity is net income attributable to stockholders expressed as a percentage of average beginning and ending stockholders’ equity during the period.
Adjusted return on stockholders’ equity is a non-GAAP financial measure. We define adjusted return on stockholders’ equity as adjusted net income attributable to stockholders, expressed as a percentage of average beginning and ending stockholders’ equity during the period. For a reconciliation of adjusted return on stockholders’ equity to the most directly comparable GAAP financial measure, information about why we consider adjusted return on stockholders’ equity useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see “—Reconciliation of non-GAAP financial measures”.
Adjusted diluted earnings per share is a non-GAAP financial measure. We define adjusted diluted earnings per share as adjusted net income attributable to stockholder divided by weighted average common shares outstanding - diluted for the period. For a reconciliation of adjusted diluted earnings per share to the most directly comparable GAAP financial measure, information about why we consider adjusted diluted earnings per share useful and a discussion of the material risks and limitations of adjusted diluted earnings per share, see “—Reconciliation of non-GAAP financial measures”.
Results of operations
Three months ended June 30, 2025, compared to three months ended June 30, 2024
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change
Gross written premiums	$167,502	$126,614	$40,888	32.3%
Ceded written premiums	(50,231)	(41,838)	(8,393)	20.1%
Net written premiums	117,271	84,776	32,495	38.3%

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change

Net premiums earned	86,928	72,638	14,290	19.7%
Fee income	1,524	191	1,333	697.9%
Losses and loss adjustment expenses	50,412	44,128	6,284	14.2%
Underwriting, acquisition and insurance expenses	28,430	24,315	4,115	16.9%
Underwriting income (1)	9,610	4,386	5,224	119.1%
Net investment income	11,891	5,728	6,163	107.6%
Net realized and unrealized gains (losses) on investments	1,409	(4,215)	5,624	-133.4%
Interest expense	(447)	(544)	97	-17.8%
Other income	28	24	4	NM
Other expenses	(161)	(56)	(105)	187.5%
Income before income taxes	22,330	5,323	17,007	319.5%
Income tax expense	4,713	1,207	3,506	290.5%
Net income	$17,617	$4,116	$13,501	328.0%
Less: Net (loss) income attributable to non-controlling interest - General Partner	(5)	(828)	823	-99.4%
Net income attributable to stockholders	$17,622	$4,944	$12,678	256.4%

Key Metrics
Adjusted net income attributable to stockholders (1)	$17,857	$4,944
Loss ratio	58.0%	60.8%
Expense ratio	31.0%	33.2%
Combined ratio (3)	88.9%	94.0%
Return on stockholders' equity (2)	14.3%	5.9%
Adjusted return on stockholders' equity (1)(2)	14.5%	5.9%
Diluted earnings per share	$0.39	$0.14
Adjusted diluted earnings per share(1)	$0.41	$0.14
NM = Percentage change is not meaningful.
(1) Each of these metrics is a non-GAAP financial measure. See “—Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the three months ended June 30, 2025 and 2024, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
(3) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
Premiums
The following table presents gross written premiums by product for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Casualty	$107,023	63.9%	$68,300	53.9%
Property	60,479	36.1%	58,314	46.1%
Gross written premiums	$167,502	100.00%	$126,614	100.00%

Our gross written premiums were $167.5 million for the three months ended June 30, 2025 compared to $126.6 million for the three months ended June 30, 2024, an increase of approximately $40.9 million, or 32.3%. The increase was primarily driven by growth in our distribution network and increased wallet share with our existing distribution partners. Growth in our casualty lines was consistent with our strategic focus of expanding casualty-related products and verticals. Growth in property lines reflected pricing actions and targeted reductions in catastrophe exposure that were initiated in 2024.

Net written premiums were $117.3 million for the three months ended June 30, 2025, compared to $84.8 million for the three months ended June 30, 2024, an increase of approximately $32.5 million, or 38.3%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums due to a reduction in quota share reinsurance within our casualty lines.
Net premiums earned were $86.9 million for the three months ended June 30, 2025, compared to $72.6 million for the three months ended June 30, 2024, an increase of approximately $14.3 million, or 19.7%. The increase was primarily due to growth in gross written premiums, offset by the effect of ceded earned premiums from a ceded quota share reinsurance treaty placed in the beginning of 2024.
Fee income
Fee income was $1.5 million for the three months ended June 30, 2025 compared to $0.2 million for the three months ended June 30, 2024, an increase of approximately $1.3 million. The increase was driven by continued implementation of market-standard policy-related fees.
Loss Ratio
Our loss ratio was 58.0% for the three months ended June 30, 2025 compared to 60.8% for the three months ended June 30, 2024. The loss ratio for the three months ended June 30, 2025 benefited from strong performance in our property portfolio, including favorable attritional and catastrophe loss experience. The decrease in the loss ratio compared to the three months ended June 30, 2024 was primarily driven by the lack of prior year development.
Our losses paid in the three months ended June 30, 2025 and 2024 were $33.8 million and $23.6 million, respectively. During the three months ended June 30, 2025, there was no development on our net incurred losses for prior periods. For the three months ended June 30, 2024, we incurred net losses of prior accident years of $2.6 million. This amount was primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Policy acquisition costs	$16,088	18.5%	$15,329	21.1%
Operating expenses, net of fee income (1)	10,818	12.4%	8,795	12.1%
Underwriting, acquisition and insurance expenses, net of fee income (2)	$26,906	31.0%	$24,124	33.2%
(1) Net of fee income of $1.5 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.
(2) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
Our expense ratio was 31.0% for the three months ended June 30, 2025 compared to 33.2% for the three months ended June 30, 2024. The improvement was driven by a lower policy acquisition ratio.
The decrease in policy acquisition costs as percentage of net earned premiums was primarily attributable to the earned impact of ceding commissions under a quota share contract placed in the beginning of 2024, and changes in our business mix.
The increase in operating expenses was primarily due to an increase in compensation and employee-related expenses, as headcount grew over the past twelve months to support our continued business growth, drive innovation, and to strengthen our operating capabilities ahead of our transition to becoming a public company.
Investing Results
The following tables summarize net investment income and net realized and unrealized gains on investments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Investment income
Fixed-maturity securities	$6,460	$2,634	$3,826	145.3%
Short-term investments	1,154	767	387	50.5%
Cash equivalents	475	1,612	(1,137)	-70.5%
Equity securities	—	22	(22)	100.0%
Loans to affiliates	1,543	250	1,293	517.2%
Securities sold not yet purchased	—	(103)	103	100.0%
Total fixed income	9,632	5,182	4,450	85.9%
Utility & Infrastructure Investments	2,422	658	1,764	268.1%
Other expenses	(163)	(112)	(51)	45.5%
Net investment income	11,891	5,728	6,163	107.6%
Net realized and unrealized gains (losses) on investments	$1,409	$(4,215)	$5,624	-133.4%

Net investment income was $11.9 million for the three months ended June 30, 2025, compared to $5.7 million for the three months ended June 30, 2024, an increase of $6.2 million, or 107.6%. This increase was driven by additional investments in fixed-maturity securities and short-term investments including the deployment of proceeds from our initial public offering. Included in net investment income is $2.4 million and $0.7 million attributable to Utility & Infrastructure Investments, net of investment management fees for the three months ended June 30, 2025 and 2024, respectively.
Net realized and unrealized gain on investments was $1.4 million for the three months ended June 30, 2025, compared to a net realized and unrealized loss of $4.2 million for the three months ended June 30, 2024, an increase of $5.6 million. This increase was primarily driven by gains on sales of fixed-maturity securities and a reduction in realized losses in the Utility & Infrastructure Investments compared to the prior-year period.
Interest expense
Interest expense was $0.4 million for the three months ended June 30, 2025 compared to $0.5 million for the three months ended June 30, 2024, a decrease of approximately $0.1 million, or 17.8% related to a decreased cost of our letters of credit.
Income tax expense (benefit)
Income tax expense was $4.7 million for the three months ended June 30, 2025 compared to $1.2 million for the three months ended June 30, 2024, an increase of approximately $3.5 million. Our effective tax rate was 21.1% for the three months ended June 30, 2025 compared to 22.7% for the three months ended June 30, 2024. The decrease in our effective tax rate was driven by an increase in non-taxable pass-through income.
Results of operations
Six months ended June 30, 2025, compared to six months ended June 30, 2024
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change
Gross written premiums	$283,645	$208,219	$75,426	36.2%
Ceded written premiums	(76,503)	(61,187)	(15,316)	25.0%
Net written premiums	207,142	147,032	60,110	40.9%

Net premiums earned	165,229	140,917	24,312	17.3%
Fee income	2,084	316	1,768	559.5%
Losses and loss adjustment expenses	97,274	85,174	12,100	14.2%
Underwriting, acquisition and insurance expenses	53,315	47,705	5,610	11.8%
Underwriting income (1)	16,724	8,354	8,370	100.2%
Net investment income	19,786	10,981	8,805	80.2%

	Six Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change
Net realized and unrealized gains (losses) on investments	(3,190)	(1,828)	(1,362)	74.5%
Interest expense	(894)	(1,094)	200	-18.3%
Other income	993	48	945	NM
Other expenses	(399)	(110)	(289)	262.7%
Income before income taxes	33,020	16,351	16,669	101.9%
Income tax expense	6,953	3,277	3,676	112.2%
Net income	$26,067	$13,074	$12,993	99.4%
Less: Net (loss) income attributable to non-controlling interest - General Partner	(16)	374	(390)	-104.3%
Net income attributable to stockholders	$26,083	$12,700	$13,383	105.4%

Key Metrics
Adjusted net income attributable to stockholders (1)	$26,400	$12,700
Loss ratio	58.9%	60.4%
Expense ratio	31.0%	33.6%
Combined ratio (3)	89.9%	94.1%
Return on stockholders' equity (2)	10.9%	7.7%
Adjusted return on stockholders' equity (1) (2)	11.0%	7.7%
Diluted earnings per share	$0.60	$0.35
Adjusted diluted earnings per share(1)	$0.62	$0.35
NM = Percentage change is not meaningful.
(1) Each of these metrics is a non-GAAP financial measure. See “—Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the six months ended June 30, 2025 and 2024, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
Premiums
The following table presents gross written premiums by product for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Casualty	$189,163	66.7%	$118,806	57.1%
Property	94,482	33.3%	89,413	42.9%
Gross written premiums	$283,645	100.0%	$208,219	100.0%
Our gross written premiums were $283.6 million for the six months ended June 30, 2025 compared to $208.2 million for the six months ended June 30, 2024, an increase of approximately $75.4 million, or 36.2%. The increase was primarily driven by growth in our distribution network and increased wallet share with our existing distribution partners. Growth in our casualty lines was consistent with our strategic focus of expanding casualty-related products and verticals. Growth in property lines reflected pricing actions and targeted reductions in catastrophe exposure that were initiated in 2024.
Net written premiums were $207.1 million for the six months ended June 30, 2025, compared to $147.0 million for the six months ended June 30, 2024, an increase of approximately $60.1 million, or 40.9%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums due to a reduction in quota share reinsurance within our casualty lines.
Net premiums earned were $165.2 million for the six months ended June 30, 2025, compared to $140.9 million for the six months ended June 30, 2024, an increase of approximately $24.3 million, or 17.3%. The increase was primarily due to growth in gross written premiums, offset by the effect of ceded earned premiums related to a ceded quota share reinsurance treaty placed in the beginning of 2024.

Fee income
Fee income was $2.1 million for the six months ended June 30, 2025 compared to $0.3 million for the six months ended June 30, 2024, an increase of approximately $1.8 million. The increase was driven by continued implementation of market-standard policy-related fees.
Loss Ratio
Our loss ratio was 58.9% for the six months ended June 30, 2025 compared to 60.4% for the six months ended June 30, 2024. The loss ratio for the six months ended June 30, 2025 benefited from strong performance in our property portfolio including favorable attritional loss experience. The decrease in the loss ratio compared to the six months ended June 30, 2024 was primarily driven by the lack of prior year development in the current period.
Our losses paid in the six months ended June 30, 2025 and 2024 were $66.0 million and $47.5 million, respectively. During the six months ended June 30, 2025, there was no development on our net incurred losses for prior periods. For the six months ended June 30, 2024, we incurred net losses of prior accident years of $4.9 million. This amount was primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Policy acquisition costs	$30,820	18.7%	$30,232	21.5%
Operating expenses, net of fee income (1)	20,411	12.4%	17,157	12.2%
Underwriting, acquisition and insurance expenses, net of fee income	$51,231	31.0%	$47,389	33.6%

(1) Net of fee income of $2.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.

Our expense ratio was 31.0% for the six months ended June 30, 2025 compared to 33.6% for the six months ended June 30, 2024. The improvement was driven by a lower policy acquisition ratio.
The decrease in policy acquisition costs as percentage of net earned premiums was primarily attributable to the earned impact of ceding commissions under a quota share contract placed in the beginning of 2024, and changes in our business mix.
The increase in operating expenses was primarily due to an increase in compensation and employee-related expenses, as headcount grew over the past twelve months to support our continued business growth, drive innovation, and to strengthen our operating capabilities ahead of our transition to becoming a public company.
Investing Results

	Six Months Ended June 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Investment income
Fixed-maturity securities	$12,725	$3,521	$9,204	261.4%
Short-term investments	1,724	2,281	(557)	-24.4%
Cash equivalents	911	3,604	(2,693)	-74.7%
Equity securities	—	44	(44)	100.0%
Loans to affiliates	1,793	501	1,292	257.9%
Securities sold not yet purchased	—	(235)	235	100.0%
Total fixed income	17,153	9,716	7,437	76.5%
Utility & Infrastructure Investments	2,931	1,384	1,547	111.8%
Other expenses	(298)	(119)	(179)	150.4%
Net investment income	19,786	10,981	$8,805	80.2%

	Six Months Ended June 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Net realized and unrealized gains (losses) on investments	$(3,190)	$(1,828)	$(1,362)	74.5%

Net investment income was $19.8 million for the six months ended June 30, 2025, compared to $11.0 million for the six months ended June 30, 2024, an increase of $8.8 million, or 80.2%. This increase was driven by additional investments in fixed-maturity securities and short-term investments including the majority of the proceeds from our initial public offering. Included in net investment income were $2.9 million and $1.4 million attributable to Utility & Infrastructure Investments, net of investment management fees for the six months ended June 30, 2025 and 2024, respectively.
Net realized and unrealized loss on investments was $3.2 million for the six months ended June 30, 2025, compared to a net realized and unrealized loss of $1.8 million for the six months ended June 30, 2024, an increase in losses of $1.4 million. This change was primarily driven by an increase in net realized and unrealized losses related to the Utility & Infrastructure Investments offset by gains on sales of fixed-maturity securities, compared to the prior year period.
Interest expense
Interest expense was $0.9 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024, a decrease of approximately $0.2 million, or 18.3% related to a decreased cost of our letters of credit.
Income tax expense (benefit)
Income tax expense was $7.0 million for the six months ended June 30, 2025 compared to $3.3 million for the six months ended June 30, 2024, an increase of approximately $3.7 million. Our effective tax rate was 21.1% for the six months ended June 30, 2025 compared to 20.0% for the six months ended June 30, 2024. The increase in our effective tax rate was driven by a decrease in non-taxable pass-through income.
Reconciliation of non-GAAP financial measures
We report our financial results in accordance with GAAP. However, we believe that certain non-GAAP financial measures provide investors in our common stock with additional useful information in evaluating our performance. Management believes that excluding certain items that are not indicative of core performance assists in evaluating our ability to generate earnings and to more readily compare these metrics between past and future periods. These non-GAAP financial measures may be different than similarly titled measures used by other companies.
These non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. There are limitations related to the use of these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures.
Underwriting income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses related to corporate activities and expenses recorded by us in connection with the Company’s initial public offering). Underwriting income is a measure of the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income among other things. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with GAAP and other companies may define underwriting income differently.
Underwriting income for the three and six months ended June 30, 2025 and 2024 reconciles to income before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Income before income taxes	$22,330	$5,323	$33,020	$16,351
Less:
Net investment income	(11,891)	(5,728)	(19,786)	(10,981)
Net realized and unrealized (gains) losses on investments	(1,409)	4,215	3,190	1,828

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Other income	(28)	(24)	(993)	(48)
Add:
Interest expense	447	544	894	1,094
Other expenses	161	56	399	110
Underwriting income	$9,610	$4,386	$16,724	$8,354

Adjusted net income attributable to stockholders
We define adjusted net income attributable to stockholders as net income attributable to stockholders excluding certain other non-operating expenses, which include expenses recorded by us in connection with the Company’s initial public offering. Adjusted net income attributable to stockholders excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We use adjusted net income attributable to stockholders as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income attributable to stockholders should not be viewed as a substitute for net income attributable to stockholders calculated in accordance with GAAP, and other companies may define adjusted net income differently.
Adjusted net income attributable to stockholders for the three and six months ended June 30, 2025 and 2024 reconciles to net income attributable to stockholders’ as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income attributable to stockholders	$17,622	$4,944	$26,083	$12,700
Adjustments:
Other non-operating expenses (1)	298	—	401	—
Tax impact	(63)	—	(84)	—
Adjusted net income attributable to stockholders	$17,857	$4,944	$26,400	$12,700

(1) In the three and six months ended June 30, 2025, other non-operating expenses includes share-based compensation expenses recorded by us related to our initial public offering.
Adjusted return on stockholders’ equity
We define adjusted return on stockholders’ equity as adjusted net income attributable to stockholders, expressed as a percentage of average beginning and ending stockholders’ equity during the period. We use adjusted return on stockholders’ equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on stockholders’ equity should not be viewed as a substitute for return on stockholders’ equity calculated in accordance with GAAP, and other companies may define adjusted return on stockholders’ equity and adjusted net income differently.
Adjusted return on stockholders’ equity for the three and six months ended June 30, 2025 and 2024 reconciles to return on stockholders’ equity as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except percentages)	2025	2024	2025	2024
Numerator: Adjusted net income attributable to stockholders, annualized (1)	$71,428	$19,776	$52,800	$25,400
Denominator: Average stockholders’ equity	493,253	334,977	478,998	329,803
Adjusted return on stockholders' equity	14.5%	5.9%	11.0%	7.7%

(1) For the three and six months ended June 30, 2025 and 2024, net income and adjusted net income attributable to stockholder are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.

Adjusted diluted earnings per share
We define adjusted diluted earnings per share as adjusted net income attributable to stockholders divided by weighted average common shares outstanding - diluted for the period. We use adjusted diluted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. adjusted diluted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with GAAP, and other companies may define adjusted diluted earnings per share differently.
Adjusted diluted earnings per share for the three and six months ended June 30, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Numerator: Adjusted net income attributable to stockholders	$17,857	$4,944	$26,400	$12,700
Denominator: Weighted-average shares outstanding - diluted	43,584,999	36,243,959	42,246,997	36,235,950
Adjusted diluted earnings per share	$0.41	$0.14	$0.62	$0.35

Liquidity and capital resources
We are organized as a holding company with our operations primarily conducted by Ategrity Specialty, which is domiciled in Delaware. We may receive cash through (1) loans from banks, (2) issuance of equity and debt securities, (3) corporate service fees from Ategrity Specialty, (4) payments from our subsidiaries pursuant to the Tax Agreement (as defined herein) and other transactions, and (5) dividends from Ategrity Specialty and Ategrity Limited. We may use the proceeds from these sources to contribute funds to Ategrity Specialty or Ategrity Limited in order to support premium growth, reduce our reliance on reinsurance, or pay dividends and taxes, and for other business purposes. On a consolidated basis, our primary source of cash is premiums received from our insureds, and our primary uses of cash are payments of losses and loss adjustment expenses and operating expenses.
We have two letter of credit agreements, each in the amount of $35.0 million. These letters of credit were issued to the benefit of Ategrity Specialty on behalf of Ategrity Limited as collateral for its liabilities under the quota-share reinsurance agreement. As of June 30, 2025, no amounts were drawn on the letters of credit.
Management believes that the Company has sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for the next twelve months.
Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent, taxes, and interest expense. We use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions, and investment income are sufficient to cover cash outflows in the foreseeable future.
The following table set forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$50,796	$64,725
Net cash used in investing activities	(185,887)	(231,830)
Net cash provided by (used in) financing activities	132,047	(414)
Net decrease in cash and cash equivalents	$(3,044)	$(167,519)

Operating activities
Our net cash provided by operating activities was approximately $50.8 million for the six months ended June 30, 2025, compared to $64.7 million for the six months ended June 30, 2024. The decrease was primarily driven by the timing of premiums receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $185.9 million for the six months ended June 30, 2025, compared to net cash used in investing activities of approximately $231.8 million for the six months ended June 30, 2024. The decrease in cash used in investing activities was primarily driven by a significant deployment of excess cash balances into short term investments during the six months ended June 30, 2024.
Financing activities
Net cash provided by financing activities was approximately $132.0 million for the six months ended June 30, 2025, compared to cash used in financing activities of $414.0 million for the six months ended June 30, 2024, and consisted primarily of net proceeds from our initial public offering as well as a capital contribution from ZFSG, partially offset by the payment of capital distribution to the Utility General Partner.
Reinsurance
We enter into reinsurance contracts to limit our exposure to potential large losses and to provide additional capacity for growth. Our reinsurance is primarily contracted under quota-share reinsurance treaties and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.
For the six months ended June 30, 2025, property insurance represented 33.3% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective July 1, 2024, we purchased catastrophe reinsurance coverage of $48.0 million per event in excess of our $12.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $96.0 million and is in addition to the coverage provided by our other property reinsurance.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we established an allowance for credit risk based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers.
As of December 31, 2024, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. As of June 30, 2025 we recorded an allowance for credit losses of $0 related to our reinsurance balances.
Ratings
Ategrity Specialty and Ategrity Limited both have a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors.
The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The “A-” (Excellent) rating obtained by Ategrity Specialty is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Contractual obligations and commitments
As of June 30, 2025, there has been no material change to our contractual obligations and commitments from the disclosure included in “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations—Contractual obligations and commitments” in the Prospectus.
Financial condition
Stockholders’ equity
As of June 30, 2025, total stockholders’ equity was $559.7 million compared to $398.3 million total stockholders’ equity as of December 31, 2024. The $161.4 million increase in total stockholders’ equity over the prior year end balance was primarily driven by the issuance of common stock as part of our initial public offering, net profits generated during the period and a $20.0 million contribution by ZFSG.
Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliate, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$23,529	2.4%	$26,573	3.3%
Fixed-maturity securities	419,247	42.8%	438,752	54.7%
Short-term investments	251,906	25.7%	52,612	6.6%
Utility & Infrastructure Investments	176,332	18.0%	270,242	33.7%
Loans to affiliates	107,501	11.0%	13,501	1.7%
Other invested assets	280	NM	280	NM
Total cash and invested assets	$978,795	100.0%	$801,960	100.0%

NM = Percentage not meaningful.
At June 30, 2025, and December 31, 2024, $23.5 million and $26.6 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $978.8 million, $802.0 million, respectively.
At June 30, 2025, and December 31, 2024, $419.2 million and $438.8 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio at June 30, 2025 and December 31, 2024, were $251.9 million and $52.6 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 3.3 years and 3.8 years, respectively, and an average rating of “A”, “A-”respectively, at June 30, 2025 and December 31, 2024. Our fixed-maturity and short-term securities portfolio had a book yield of 5.3% at June 30, 2025 and 5.7% at December 31, 2024.
At June 30, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	June 30, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,078	$2,119	0.3%
Corporate	412,571	416,412	62.0%
Commercial mortgage and asset-backed securities	757	716	0.1%
Total fixed-maturity securities	415,406	419,247	62.5%
Short-term investments	251,906	251,906	37.5%
Total	$667,312	$671,153	100.0%

At December 31, 2024 , the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2024
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$84,195	17.1%
Corporate	349,693	353,805	72.0%
Commercial mortgage and asset-backed securities	816	752	0.2%
Total fixed-maturity securities	$434,965	$438,752	89.3%
Short-term investments	52,612	52,612	10.7%
Total	$487,577	$491,364	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of June 30, 2025, were as follows:

	June 30, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$19,359	$19,628	4.7%
After one year through five years	128,513	130,712	31.2%
After five years through ten years	235,585	237,418	56.6%
After ten years	31,192	30,773	7.3%
Commercial and residential mortgage and other asset-backed	757	716	0.2%
Total	$415,406	$419,247	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2025 and December 31, 2024, $166.1 million and $270.2 million, respectively represented the investments in the Absolute Return Utility & Infrastructure Fund with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported annually by the Investment Manager in the audited financial statements of the Absolute Return Utility & Infrastructure Fund and quarterly in the fund’s unaudited financial statements. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. At June 30, 2025 and December 31, 2024, we invested 17% and 34%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
The Absolute Return Utility & Infrastructure Fund investment objective is to employ an energy and infrastructure- focused long/short strategy which seeks to deliver absolute returns in all market conditions with minimal correlation to energy sector indices and broader market indices. The Absolute Return Utility & Infrastructure Fund invests primarily in the equities of electric and gas utilities, integrated utilities, water utilities, telecommunication companies, independent power producers and pipelines, exploration and production companies, oilfield service companies, and more broadly in energy and infrastructure-related industries (such as chemicals, materials, transportation infrastructure, and real estate equities). We value our investment in the Absolute Return Utility & Infrastructure Fund at fair value, which is estimated based on our share of the NAV of the Absolute Return Utility & Infrastructure Fund, as provided by the Investment Manager.
The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising 95.9% and 4.1%, and 94.4% and 5.6% of gross investments, respectively, as of June 30, 2025, and December 31, 2024. As of June 30, 2025 and December 31, 2024, the following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets:

	June 30, 2025	December 31, 2024
($ in thousands, except percentages)	% of Total (1)	% of Total (1)
Utilities	61.1%	60.6%
Pipelines	23.6%	20.0%
Real Estate	5.3%	10.1%
Other Sectors	10.0%	9.3%
Total	100.0%	100.0%

(1) Amounts presented are subject to rounding adjustments and, as a result, the totals may not sum.
Off-balance sheet arrangements
As of June 30, 2025, there has been no material change to our off-balance sheet arrangements from the disclosure included in “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations—Off-balance sheet arrangements” in the Prospectus.
Critical accounting policies and estimates
We identified accounting policies and estimates that involve a high degree of judgment and complexity which we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. We use significant judgment concerning future results and developments in applying these critical accounting policies and estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses, and the disclosure of our material contingent assets and liabilities. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We evaluate our estimates regularly using information that we believe to be relevant. There have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations—Critical accounting policies and estimates” in our Prospectus.
Accounting pronouncements
There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Prospectus.
Regulatory Developments
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which enacts significant changes to the US federal corporate income tax system. The legislation includes, among other provisions, modifications to the treatment of research and development expenditures, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, as well as the permanent extension of the controlled foreign corporation (“CFC”) look-through rule.
Since the tax legislation was enacted after the balance sheet date of June 30, 2025, but before the issuance of these financial statements, the Company has not recognized any tax effects of the new tax legislation in its income tax provision.

The Company is currently evaluating the provisions of the OBBBA including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. At this time, the financial impact of the new legislation cannot be reasonably estimated.
Emerging growth company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”), and we may remain an emerging growth company for up to five years following the IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Item 3 - Quantitative and qualitative disclosures about market risk
We are exposed to market risks in the ordinary course of our business. Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk.
There have been no material changes in market risk from the information provided in our Prospectus.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At June 30, 2025 and December 31, 2024, our fixed- maturity and short-term securities portfolio had an average rating of “A” and “A-” respectively, with approximately 41% and 33%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 37.5% AAA, 2.7% A, 47.2% BBB, 11.1% BB and 1.1% below BB or unrated securities at June 30, 2025 and 27.9% AAA, 4.9% A, 52.3% BBB, 11.8% BB and 3.1% below BB or unrated securities at December 31, 2024.

We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of June 30, 2025 and December 31, 2024.
Interest rate risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $275.4 million and $79.2 million, respectively, consisting of interest-bearing money market accounts and investments in government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.

Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of June 30, 2025 and December 31, 2024, we had no direct holdings of equity securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2024, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design an effective control over the preparation and review of the financial supplemental schedules required by Regulation S-X that accompany the consolidated financial statements that operated with sufficient precision to detect misstatements in the schedules.
As of June 30, 2025, we have completed the remediation of this material weakness. Remediation measures included implementing enhanced review procedures and strengthening our internal control policies and procedures related to the preparation, review, and oversight of financial reporting.
Changes in Internal Control over Financial Reporting
Apart from the remediation measures described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to routine legal proceedings in the normal course of operating our insurance business. We are not currently involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations, or financial condition.
Item 1A. Risk Factors
Other than the following risk factor, there have been no material changes in our risk factors in the quarter ended June 30, 2025 from those set forth in the section entitled “Risk factors,” in the Prospectus, which is incorporated herein by reference. You should carefully consider the factors discussed in the Prospectus, which could materially affect our business, financial condition or future results.
Changes in tariffs, trade policies or other governmental restrictions could increase our costs, create inflationary pressures and adversely affect our results of operations.
Changes in U.S. or foreign government trade policies, including the imposition of new tariffs, duties, quotas, or other trade restrictions, as well as uncertainty regarding future trade relations, could increase the cost or reduce the availability of certain goods and services. Tariffs or other restrictions on imports may also contribute to broader inflationary pressures, which could increase our operating costs and the costs of goods and services used in the repair or replacement of insured property and equipment. These inflationary effects may cause claims costs to rise, potentially at a pace greater than our ability to adjust pricing, which could negatively impact our loss ratios and underwriting profitability.
In addition, changes in trade policy may lead to market volatility, reduced economic activity, or shifts in customer behavior, which could adversely affect our customers, suppliers, and counterparties. The extent to which tariffs or other trade restrictions will be imposed, remain in place, or be escalated is uncertain, and our inability to effectively mitigate their impact, particularly if claims costs increase as a result, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 4, 2025, we repurchased 65,641 of our shares from certain shareholders for an aggregate purchase price of $0.7 million. On May 27, 2025, we repurchased 191,447 shares from a shareholder for an aggregate purchase price of $2.0 million.
Recent Sales of Unregistered Securities
On April 9, 2025, ZFSG made a cash contribution of $0.7 million and received 65,641 of our shares. On May 29, 2025, ZFSG made a cash contribution of $2.0 million and received 191,447 of our shares.
Equity plan-related issuances
During the three months ended June 30, 2025, we issued no shares pursuant to the exercise of options by our employees, officers, directors, and consultants.
The issuances of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Rule 506, Rule 701, or Regulation S promulgated thereunder. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipients of such securities represented their intentions to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.
None of the transactions set forth herein involved any underwriters, underwriting discounts or commissions, or any public offering. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds
On June 12, 2025 we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 7,666,667 shares of our common stock, including 1,000,000 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares. All shares of common stock issued and sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1, as amended (File No. 333-286059), which was declared effective by the SEC on June 10, 2025 (the “Registration Statement”). Our shares of Common Stock were sold at an initial public offering price of $17.00 per share, which generated aggregate gross proceeds of $130.3 million, before deducting the underwriting discounts and commissions of $8.6 million. J.P. Morgan Securities LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering.
We received net proceeds from the IPO of $114.7 million, after deducting underwriting discounts and offering expenses of $15.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
We have initially invested nearly all of such net proceeds in fixed income securities. There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
Insider trading arrangements and policies.
During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filled/Furnished Herewith
3.1	Articles of Incorporation of Ategrity Specialty Insurance Company Holdings	S-8	333-287969	3.1	6/12/2025
3.2	Bylaws of Ategrity Specialty Insurance Company Holdings	S-8	333-287967	3.2	6/12/2025
10.1§	Stockholders’ Agreement, dated as of June 10, 2025, by and among Ategrity Specialty Insurance Company Holdings, Zimmer Financial Services Group LLC, Zimmer Management Services LLC and each of the other signatories thereto	8-K	001-42695	10.2	6/12/2025
10.2§	Form of Warrant Certificate	S-1/A	333-286059	10.2	4/15/2025
10.3	Ategrity Specialty Insurance Company Holdings 2025 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-286059	10.4	4/15/2025
10.4	Non-Employee Director Compensation Policy of the Company	S-1/A	333-286059	10.5	4/15/2025
10.5§	Form of Indemnification Agreement between Ategrity Specialty Insurance Company Holdings and each of its directors and executive officers	S-1/A	333-286059	10.6	4/15/2025
10.6+	Shared Services Agreement, dated as of June 10, 2025, by and between Ategrity Specialty Holdings LLC and Zimmer Financial Services Group LLC	8-K	001-42695	10.1	6/12/2025
10.7§	Employment Agreement, dated June 10, 2025, by and between Ategrity Specialty Holdings LLC and Justin Cohen	8-K	001-42695	10.4	6/12/2025
10.8+§	Amended and Restated Loan Agreement, dated April 5, 2025, among ZIS, Ategrity Specialty Holdings LLC, and Ategrity Ltd.	S-1/A	333-286059	10.20	4/15/2025
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filled/Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
104	Cover Page Interactive Data File (formatted as Inline XBRL)
*     Filed herewith.
**     Furnished herewith.
*** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+     Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item     601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.
§     Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
†    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities and Exchange Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ategrity Specialty Insurance Company Holdings

Date: August 13, 2025	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Neelam Patel
Neelam Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)