Form 10-Q
period 2025-09-30
Ategrity Specialty Insurance Co Holdings
filed 2025-11-12
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
OR

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 12, 2025, the registrant had 48,066,674 shares of common stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited) for Each Quarter Within the Nine Months Ended September 30, 2025 and 2024	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
	Overview	32
	Components of Results of Operations	32
	Key Metrics	34
	Results of Operations -Three Months Ended	34
	Results of Operations -Nine Months Ended	37
	Reconciliation of Non-GAAP Financial Measures	40
	Liquidity and Capital Resources	42
	Contractual Obligations and Commitments	44
	Financial Condition	44
	Critical Accounting Policies and Estimates	46
	Off-Balance Sheet Arrangements	46
	Accounting Pronouncements	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
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

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
	(in thousands, except shares and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $503,537 in 2025 and $434,965 in 2024)	$514,899	$438,752
Utility & Infrastructure Investments, at fair value (cost of $172,753 in 2025 and $216,075 in 2024)	185,574	270,242
Short-term investments	223,005	52,612
Loans to affiliates	106,500	13,501
Other invested assets	280	280
Total invested assets	1,030,258	775,387

Cash and cash equivalents	34,319	26,573
Due from broker	27	—
Investment income due and accrued	11,739	5,642
Premiums receivable, net of allowance for credit losses of $7,484 in 2025 and $5,907 in 2024	77,943	53,500
Deferred policy acquisition costs, net of ceding commissions	30,066	21,552
Prepaid reinsurance premiums	7,482	3,905
Deferred income tax asset, net	9,227	9,670
Reinsurance recoverable, net of allowance for credit losses of $0 in 2025 and $0 in 2024	165,230	133,616
Receivable from affiliates, net	514	16,857
Ceded unearned premiums	70,467	68,205
Other assets	9,155	8,531
Total assets	$1,446,427	$1,123,438

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	487,198	403,576
Unearned premiums	270,803	212,828
Securities sold, not yet purchased, at fair value (cost of $0 in 2025 and $932 in 2024)	—	930
Payable to reinsurers	25,040	27,160
Due to broker	—	9,189
Accounts payable and accrued expenses	50,658	38,061
Funds held under reinsurance treaties	1,682	2,092
Income tax payable	17,855	26,488
Other liabilities	3,195	4,307
Total liabilities	856,431	724,631
Stockholders' equity:
Preferred stock, $0.001 par value,100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,066,674 and 38,386,433 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	48	38
Additional paid-in capital	496,222	360,703
Retained earnings	83,316	34,569
Accumulated other comprehensive income	8,974	2,997
Total stockholders' equity	588,560	398,307
Non-controlling interest - General Partner	1,436	500
Total stockholders' equity and non-controlling interest	589,996	398,807
Total liabilities, stockholders' equity and non-controlling interest	$1,446,427	$1,123,438

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Revenues
Gross written premiums	$143,858	$110,552	$427,503	$318,771
Ceded written premiums	(36,348)	(34,624)	(112,851)	(95,811)
Net written premiums	107,510	75,928	314,652	222,960
Change in unearned premiums	(13,800)	(3,043)	(55,713)	(9,158)
Net premiums earned	93,710	72,885	258,939	213,802
Fee income	2,225	249	4,309	565
Net investment income	10,961	6,810	30,747	17,790
Net realized and unrealized gains (losses) on investments	9,179	8,777	5,990	6,950
Other income	25	24	1,017	72
Total revenues	116,100	88,745	301,002	239,179
Expenses
Losses and loss adjustment expenses	56,199	45,230	153,472	130,404
Underwriting, acquisition and insurance expenses	29,116	24,452	82,431	72,157
Interest expense	392	480	1,286	1,574
Other expenses	659	64	1,059	174
Total expenses	86,366	70,226	238,248	204,309
Income before income taxes	29,734	18,519	62,754	34,870
Income tax expense	6,118	3,346	13,071	6,622
Net income	23,616	15,173	49,683	28,248
Less: Net income (loss) attributable to non-controlling interest - General Partner	952	2,310	936	2,684
Net income attributable to stockholders	22,664	12,863	48,747	25,564
Other comprehensive income:
Unrealized gains (losses), net of taxes	5,939	10,882	5,976	14,230
Total comprehensive income attributable to stockholders	$28,603	$23,745	$54,723	$39,794

Earnings per share:
Basic	$0.47	$0.36	$1.10	$0.71
Diluted	$0.45	$0.36	$1.06	$0.71
Weighted-average shares outstanding:
Basic	48,066,667	36,227,222	43,508,478	36,232,494
Diluted	49,972,530	36,229,096	45,046,434	36,233,646

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	(in thousands, except share data)
Balance as of June 30, 2024	36,227,222	$36	$338,761	$179	$(1,067)	$337,909	$874	$338,783
Share-based compensation	—	—	81	—	—	81	—	81
Net income (loss)	—	—	—	12,863	—	12,863	2,310	15,173
Other comprehensive income, net of taxes	—	—	—	—	10,882	10,882	—	10,882
Balance as of September 30, 2024	36,227,222	$36	$338,842	$13,042	$9,815	$361,735	$3,184	$364,919

Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$559,689	$484	$560,173
Share-based compensation	—	—	268	—	—	268	—	268
Net income (loss)	—	—	—	22,664	—	22,664	952	23,616
Other comprehensive income, net of taxes	—	—	—	—	5,939	5,939	—	5,939
Balance as of September 30, 2025	48,066,674	$48	$496,222	$83,316	$8,974	$588,560	$1,436	$589,996

Balance at January 1, 2024	36,224,099	$36	$338,598	$(12,522)	$(4,415)	$321,697	$500	$322,197
Share-based compensation	—	—	244	—	—	244	—	244
Issuance of common stock under share-based compensation plan	3,123	—	—	—	—	—	—	—
Net income	—	—	—	25,564	—	25,564	2,684	28,248
Other comprehensive income, net of taxes	—	—	—	—	14,230	14,230	—	14,230
Balance as of September 30, 2024	36,227,222	$36	$338,842	$13,042	$9,815	$361,735	$3,184	$364,919

Balance at January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$398,307	$500	$398,807
Share-based compensation	—	—	788	—	—	788	—	788
Proceeds from issuance of common stock in IPO, net	7,666,667	8	114,733	—	—	114,741	—	114,741
Pre-IPO issuances of common stock	2,010,442	2	19,998	—	—	20,000	—	20,000
Issuance of common stock under share-based compensation plan	3,132	—	—	—	—	—	—	—
Net income (loss)	—	—	—	48,747	—	48,747	936	49,683
Other comprehensive income, net of taxes	—	—	—	—	5,977	5,977	—	5,977
Balance as of September 30, 2025	48,066,674	$48	$496,222	$83,316	$8,974	$588,560	$1,436	$589,996

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income	$49,683	$28,248
Adjustments to reconcile net income to net cash provided by operating activities	42,180	62,678
Net cash provided by operating activities	91,863	90,926

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(307,615)	(292,039)
Proceeds from sale of fixed-maturity securities, available-for-sale	281,341	86,891
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	7,674	14,741
Purchases of Utility & Infrastructure Investments	(10,000)	—
Proceeds from redemptions of Utility & Infrastructure Investments	106,196	414
Loans to affiliates	(92,999)	—
Purchase of software	(5,133)	—
Purchase of other assets	(104)	(89)
Change in Treasury bills, net	(22,061)	(39,199)
Change in short-term investments, net	(172,826)	(1,999)
Proceeds from sale of securities sold, not yet purchased	—	242
Purchases to cover securities sold, not yet purchased	—	(373)
Proceeds from sale of other invested assets	—	415
Net cash used in investing activities	(215,527)	(230,996)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	121,710	—
Payments of initial public offering costs	(3,443)	—
Capital contributions	22,741	—
Payments for share repurchases	(2,741)	—
Capital distribution	(6,857)	(414)
Net cash provided by (used in) financing activities	131,410	(414)

Net change in cash and cash equivalents	7,746	(140,484)
Cash and cash equivalents, at beginning of period	26,573	264,646
Cash and cash equivalents, at end of period	$34,319	$124,162

Supplementary cash flow information:
Cash paid for interest	$1,461	$1,627
Cash paid (received) for taxes	$15,000	(907)
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
The Company and its subsidiaries own approximately 99.2% of ZP Utility Insurance Fund, L.P. (the “Utility Limited Partnership”). The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all its assets in ZP Master Utility Fund, Ltd. (the “Absolute Return Utility & Infrastructure Fund”), an exempted company incorporated in the Cayman Islands.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Ategrity Specialty Holdings LLC and its subsidiaries for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Accounting Standard Updates Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). ASU 2023-09 requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024, however, these disclosures are not required for interim periods. The Company is evaluating the effect of the guidance on its consolidated financial statements and disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). The standard eliminates the previous stage-based model for capitalization, introduces a “probable-to-complete” threshold that defers capitalization if significant development uncertainty exists, and aligns disclosure requirements with those for software developed for external use, as described in ASC 360-10, Property, Plant and Equipment. The ASU also supersedes ASC 350-50, Website Development Costs, unifying all internally developed technology, whether labeled “software” or “website”, under a single framework.. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The Company is currently assessing the potential impact of the guidance on its consolidated financial statements and disclosures.
3.Consolidated Variable Interest Entity
The Company is party to the Amended and Restated Limited Partnership Agreement of the Utility Limited Partnership, which formed on March 19, 2018 under the laws of the State of Delaware and commenced operations on April 1, 2018. The Utility Limited Partnership operates as a feeder fund that invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund, an exempted company incorporated in the Cayman Islands. ZP Utility Insurance GP, LLC (the “Utility General Partner”) is responsible for the investment decisions of the Utility Limited Partnership.
Zimmer Partners, LP (the “Investment Manager”), a Delaware limited partnership and a related party, is the investment manager of the Absolute Return Utility & Infrastructure Fund and the Utility Limited Partnership. The Investment Manager is registered with the United States Securities and Exchange Commission as a registered investment advisor under the Investment Advisors Act of 1940.
ZP Utility Insurance GP, LLC a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership and is responsible for the investment decisions of the Utility Limited Partnership. The

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Utility General Partner owned less than 1% of the Utility Limited Partnership as of both September 30, 2025 and December 31, 2024.
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
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the unaudited condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 represent the ownership interests in the consolidated VIE held by entities or persons other than the Company. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s condensed consolidated balance sheets are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$4	$5
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	175,035	270,242
Investment in affiliated fund, at fair value (cost of $191 in 2025 and $191 in 2024)	280	280
Due from the Absolute Return Utility & Infrastructure Fund	—	16,857
Total assets	$175,319	$287,384

Liabilities and partners' capital
Liabilities:
Withdrawals payable	—	16,858
Accrued expenses and other liabilities	64	88
Total liabilities	64	16,946

Partners' capital:
Limited partners	173,819	269,938
General partner	1,436	500
Total partners' capital:	175,255	270,438
Total liabilities and partners' capital	$175,319	$287,384

4.Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of other comprehensive income.
The Company’s fixed-maturity securities, available-for-sale as of September 30, 2025 and December 31, 2024, are summarized as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,076	$42	$—	$2,118
Corporate	501,461	11,562	(242)	512,781
Total fixed-maturity securities, available-for-sale	$503,537	$11,604	$(242)	$514,899

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$21	$(282)	$84,195
Corporate	349,693	6,257	(2,145)	353,805
Commercial and residential mortgage and other asset-backed	816	—	(64)	752
Total fixed-maturity securities, available-for-sale	$434,965	$6,278	$(2,491)	$438,752

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of September 30, 2025, categorized by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
September 30, 2025	(in thousands)
Due in one year or less	$19,344	$19,568
Due after one year through five years	150,375	154,085
Due after five years through ten years	284,787	291,676
Due after ten years	49,031	49,570
Total fixed-maturity securities, available-for-sale	$503,537	$514,899

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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
September 30, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$47,734	$(242)	$—	$—	$47,734	$(242)
Total fixed-maturity securities, available-for-sale	$47,734	$(242)	$—	$—	$47,734	$(242)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$71,408	$(282)	$—	$—	$71,408	$(282)
Corporate	95,079	(2,145)	—	—	95,079	(2,145)
Commercial and residential mortgage and other asset-backed	—	—	752	(64)	752	(64)
Total fixed-maturity securities, available-for-sale	$166,487	$(2,427)	$752	$(64)	$167,239	$(2,491)

As of September 30, 2025, the Company held securities of eight issuers that were in an unrealized loss position with a total fair value of $47.7 million, and gross unrealized losses of $0.2 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
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
During the three months ended September 30, 2025, the Company recognized an impairment loss of $38 thousand on certain fixed-maturity securities classified as available-for-sale. The impairment reflected the Company’s intent to sell these securities prior to recovery of their amortized costs basis. Accordingly, the Company recognized in earnings and included in Net realized and unrealized gains (losses) in the condensed consolidated statements of operations the full difference between the securities’ amortized cost and fair value at the date of the Company’s decision to sell. The amortized cost basis of the affected securities were reduced by a corresponding amount.
For all other available-for-sale securities in an unrealized loss position as of September 30, 2025, the Company does not intend to sell, and it is not “more likely than not” that the Company will be required to sell these securities before recovery of their amortized cost basis.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The major categories of the Company’s net investment income for the three and nine months ended September 30, 2025 and 2024, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale:	$6,675	$5,096	$19,515	$8,753
Utility & Infrastructure Investments	893	1,450	3,824	5,392
Short-term investments	2,361	196	4,085	2,477
Loans to affiliates	1,537	250	3,330	751
Cash equivalents	433	1,267	1,344	4,871
Equity securities	—	—	—	44
Securities sold, not yet purchased	—	(13)	—	(249)
Gross investment income	11,899	8,246	32,098	22,039
Management fees (1)	(905)	(1,506)	(1,020)	(4,200)
Other expenses (1)	(33)	70	(331)	(49)
Net investment income	$10,961	$6,810	$30,747	$17,790

(1) Amounts related to investment activity.
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed maturity securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed-maturity securities, available-for-sale:
Change in net unrealized gains	$7,521	$13,792	$7,575	$18,024
Total	$7,521	$13,792	$7,575	$18,024

The following table presents realized and unrealized (losses) on investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$102	$409	$6,465	$928
Short-term investments	4	2	$4	$2
Equity securities	—	37	—	99
Cash equivalents	—	(11)	—	4
Securities sold, not yet purchased	—	(122)	15	477
Utility & Infrastructure Investments	13,608	13,146	39,933	33,147
Total	13,714	13,461	46,417	34,657

Gross realized (losses):
Fixed-maturity securities, available-for-sale	(151)	(2,026)	(163)	(5,561)
Short-term investments	—	23	(1)	7
Equity Securities	—	—	—	—
Cash equivalents	—	—	—	(2)
Securities sold, not yet purchased	—	(542)	—	(542)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Utility & Infrastructure Investments	(2,708)	(4,906)	(14,096)	(5,899)
Total	(2,859)	(7,451)	(14,260)	(11,997)
Net unrealized gains (losses) on investments:
Securities sold, not yet purchased	—	(283)	—	(236)
Utility & Infrastructure Investments	(1,676)	3,050	(26,167)	(15,474)
Total	(1,676)	2,767	(26,167)	(15,710)

Net realized and unrealized gains (losses)	$9,179	$8,777	$5,990	$6,950

Utility & Infrastructure Investments
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$162,753	$12,282	$175,035	$216,075	$54,167	$270,242
MidCap Limited Partnership	10,000	539	10,539	—	—	—
Total Utility & Infrastructure Investments	$172,753	$12,821	$185,574	$216,075	$54,167	$270,242
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of September 30, 2025 and December 31, 2024:

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
September 30, 2025	(in thousands)
Assets:
Total common stock	$298,440	$319,019	54.20%
Liabilities:
Total common stock	$(181,503)	$(190,794)	-32.42%
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2024	(in thousands)
Assets:
Total common stock	$452,622	$484,614	121.67%
Liabilities:
Total common stock	$(253,151)	$(259,941)	-65.26%
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
As of September 30, 2025, none of the Utility Limited Partnership’s proportionate share of the fair value of any investments of the Absolute Return Utility & Infrastructure Fund represent more than 5% of the Company’s stockholders’ equity.
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investment represents more than 5% of the Company’s stockholders’ equity as of December 31, 2024:

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
(1) Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager (the “Investment Management Agreement”) the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each Limited Partner’s Capital Account (the “Fixed Fee”). The Fixed Fee due under the Investment Management Agreement was waived by the Investment Manager for the six months ended June 30, 2025. The Fixed Fee was $0.8 million for both the three and nine months ended September 30, 2025 and $1.3 million and $3.8 million for the three and nine months ended September 30, 2024, respectively.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals. The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the Utility General Partner. The incentive allocation was $0.9 million for both the three and nine months ended September 30, 2025 and $2.3 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
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
Loans to Affiliates
The Company entered into a series of related technology transactions, (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (“the Promissory Note”) issued by ZFSG bearing interest at 7.42% per annum with a maturity date of December 31, 2029. During the three months ended September 30, 2025, the Company received a principal repayment of $1.0 million, which reduced the unpaid principal balance to $12.5 million as of September 30, 2025.
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
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both September 30, 2025 and December 31, 2024, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

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
Financial instruments measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, are summarized below by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2025	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,118	$—	$2,118
Corporate	—	512,781	—	512,781
Total fixed-maturity securities, available-for-sale	—	514,899	—	514,899
Total assets	$—	$514,899	$—	$514,899

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$84,195	$—	$84,195
Corporate	—	353,805	—	353,805
Commercial and residential mortgage and other asset-backed	—	752	—	752
Total fixed-maturity securities, available-for-sale	—	438,752	—	438,752
Total assets	$—	$438,752	$—	$438,752

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024	(in thousands)
Liabilities
Securities sold, not yet purchased:
U.S. Treasury securities	$—	$(930)	$—	$(930)
Total liabilities	$—	$(930)	$—	$(930)

There were no transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2025 and 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
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
Transfers out of Level 3 occur when the Company is able to obtain reliable prices from pricing vendors for which the Company was previously unable to obtain reliable prices. Transfers into Level 3 occur when the Company is unable to obtain reliable prices for securities from pricing vendors and instead must use broker price quotes. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025 and 2024.
There were no realized gains or losses included in earnings during the three and nine months ended September 30, 2025 and 2024 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis.
Investments for which external sources are not available or are determined by the Investment Manager not to be representative of fair value are recorded at fair value as determined by the Company, with input from its investment managers and valuation specialists as considered necessary. In determining the fair value of such investments, the Company considers one or more of the following factors: type of security held, convertibility or exchangeability of the security, redeemability of the security (including the timing of redemptions), application of industry accepted valuation models, recent trading activity, liquidity, estimates of liquidation value, purchase cost and prices received for securities with similar terms of the same issuer or similar issuers.
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
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Beginning balance	$6,091	$4,163	$5,907	$2,953
Current period change for estimated uncollectible premiums	1,538	1,516	3,163	2,726
Write-offs of uncollectible premiums receivable	(145)	—	(1,586)	—
Ending balance	$7,484	$5,679	$7,484	$5,679

7.Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2025 and 2024:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$27,583	$24,396	$21,552	$23,245
Policy acquisition costs deferred:
Direct commissions	24,672	18,209	74,090	56,298
Ceded commissions	(8,209)	(7,509)	(26,087)	(19,810)
Underwriting and other insurance expenses	583	307	1,563	735
	17,046	11,007	49,566	37,223
Amortization of policy acquisition costs	(14,563)	(11,481)	(41,052)	(36,546)
Net change	2,483	(474)	8,514	677
Balance, end of period	$30,066	$23,922	$30,066	$23,922

8.Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2025 and 2024, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Policy acquisition costs	$16,741	$14,348	$47,562	$44,579
Operating expenses	12,375	10,104	34,869	27,578
Total underwriting, acquisition and insurance expenses	$29,116	$24,452	$82,431	$72,157

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
The following tables summarize details and balances associated with the Company’s operating lease and sublease:

	September 30, 2025	December 31, 2024
Lease Balances:	(in thousands)
Operating lease right-of-use assets	$1,884	$2,278
Operating lease liabilities	$(2,276)	$(2,738)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Lease Cost:
Operating lease cost	$163	$164	$491	$491
Sublease income	(188)	(188)	(563)	(563)
Net lease (income)	$(25)	$(24)	$(72)	$(72)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	3.17 years	3.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Operating cash flows from the net lease were $0 for both the three and nine months ended September 30, 2025 and 2024. The remaining lease term of the operating lease was 3.17 years and 3.92 years as of September 30, 2025 and December 31, 2024, respectively. Future minimum lease payments under the operating lease as of September 30, 2025 are expected to be as follows:

Future Minimum Lease Payments	September 30, 2025
(in thousands)
2025	$188
2026	765
2027	783
2028	731
Thereafter	—
Total lease payments	2,467
Less: imputed interest	(191)
Present value of lease liabilities	$2,276
10.Reserves for Unpaid Losses and Loss Adjustment Expenses
The following table reconciles the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$403,576	$320,936
Reinsurance recoverable	(119,596)	(102,723)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	283,980	218,213

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	153,472	124,241
Prior year	—	6,163
Total net losses and loss and adjustment expenses incurred	153,472	130,404
Payments:
Current year	$(23,696)	$(29,337)
Prior year	(75,502)	(49,088)
Total payments	(99,198)	(78,425)

Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	338,255	270,192
Reinsurance recoverable	148,943	110,526
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$487,198	$380,718

For the nine months ended September 30, 2025, the Company had no incurred net losses from prior accident years.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended September 30, 2024, the Company incurred net losses related to prior accident years of $6.2 million. This amount was primarily due to enhancements to the Company’s claims reserving approach with respect to loss adjustment expenses in its casualty lines.
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
11.Reinsurance
Written premiums, earned premiums and losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2025 and 2024, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Written premiums:
Direct	$143,858	$110,552	$427,503	$318,771
Ceded	(36,348)	(34,624)	(112,851)	(95,811)
Net written	$107,510	$75,928	$314,652	$222,960

Earned premiums:
Direct	$132,754	$102,092	$369,528	$288,761
Ceded	(39,044)	(29,207)	(110,589)	(74,959)
Net earned	$93,710	$72,885	$258,939	$213,802

Losses and loss adjustment expenses:
Direct	$77,536	$58,091	$208,753	$169,033
Ceded	(21,337)	(12,861)	(55,281)	(38,629)
Net losses and loss adjustment expenses	$56,199	$45,230	$153,472	$130,404

As of September 30, 2025 and December 31, 2024, the Company had reinsurance recoverables on unpaid losses of $148.9 million and $119.6 million, respectively, and reinsurance recoverables on paid losses of $16.3 million and $14.0 million, respectively. As of September 30, 2025 and December 31, 2024, prepaid reinsurance premiums totaled $7.5 million and $3.9 million, respectively.
12.Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of September 30, 2025, the Company was not subject to any known litigation.
13.Letters of Credit
On December 21, 2020, JPMorgan Chase Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. On December 25, 2020, and as subsequently amended, Barclays Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. The Barclays letter of credit agreement was terminated in accordance with its terms on September 4, 2025. As of September 30, 2025 and December 31, 2024, there were no amounts drawn on these agreements. Fees paid on the agreements were $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively and $0.5 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and included in interest expense in the condensed consolidated statement of operations and comprehensive income.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. On January 1, 2020, the Company increased its matching of employees’ contributions to the Saving Plan to one hundred percent, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the three and nine months ended September 30, 2025, the expense associated with the Savings Plans totaled $0.3 million and $0.8 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
Starting on October 1, 2024, the Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to our employees pursuant to such plan and other ancillary benefits. Ategrity Specialty made contributions of $0.6 million and $1.7 million respectively, toward the employer portion of insurance premiums for the benefit of its employees in the three and nine months ended September 30, 2025.
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
Reverse Stock Split
Immediately prior to the effectiveness of the Company’s registration statement, the Company completed a 1-for-10.66 reverse stock split of its outstanding member units. All common share and per‑share information in these condensed consolidated financial statements has been retroactively restated to give effect to the reverse stock split. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.
Initial Public Offering
On June 12, 2025, the Company completed its IPO, issuing 7,666,667 shares of common stock at a public offering price of $17.00 per share, generating gross proceeds of approximately $130.3 million, before deducting underwriting discounts and commissions of $8.6 million. Other offering expenses were $7.0 million, of which $2.2 million was paid in the year ended December 31, 2024, $3.4 million was paid in the nine months ended September 30, 2025 and $1.4 million was outstanding as of September 30, 2025, recorded in accounts payable and accrued expenses in the condensed consolidated financial statements. After deducting underwriting discounts, commissions, and offering expenses of $15.6 million, the Company received net proceeds of approximately $114.7 million, which were recorded in additional paid‑in capital. The Company intends to use the net proceeds to support growth initiatives, increase statutory capital and surplus of its insurance subsidiaries, and for general corporate purposes.
Share Capital
The following table summarizes the Company’s authorized, issued, and outstanding share capital as of the following dates:

			Shares Issued and Outstanding
				As Restated for Reverse Stock Split
Share Class	Authorized Shares*	Par Value	September 30, 2025	December 31, 2024
Common stock	500,000,000	$0.001	48,066,674	38,386,433
Preferred stock	100,000,000	$0.001	—	—
* As provided in the Company’s certificate of incorporation filed in connection with the IPO.
As of September 30, 2025, no preferred shares were issued or outstanding.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Additional Paid‑in Capital
The net proceeds from the IPO were credited to additional paid‑in capital. The Company's members’ equity that was reported in prior periods has been retroactively restated to reflect the common stock (par value) and additional paid-in-capital based on the conversion of member units to common stock. No dividends on common stock were declared or paid during the three and nine months ended September 30, 2025.
Directed Share Program
The underwriters of the IPO reserved for sale, at the IPO price, up to 7% of the shares offered by the Company’s final prospectus on form 424(b) filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025 (the “Prospectus), excluding the additional shares that the underwriters had an option to purchase, for sale to certain of the Company’s employees, certain of the Company’s directors and certain other parties. J.P. Morgan Securities LLC (“JPM”) administered this directed share program and the Company will indemnify JPM in connection with the directed share program. The underwriters were not entitled to any additional commission with respect to shares sold pursuant to the directed share program. During the three month period ended June 30, 2025, 295,700 shares were sold under the directed share program for an aggregate price of $5.0 million. These 295,700 shares are included in the 7,666,667 shares issued reflected in the Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest. No further shares are expected to be sold under the directed share program.
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
Warrants
On October 21, 2024 (the “Issue Date”), ZFSG made an in-kind contribution of $22.2 million in principal amount of U.S. Treasury Notes with a fair value of $20.1 million to the Company and received (i) 2,157,211 common shares, (ii) 1,079,605 warrants to purchase common shares with an exercise price of $31.99 per share (Tranche 1); and (iii) 375,147 warrants to purchase common shares with an exercise price of $21.32 per share (Tranche 2). Such underlying shares and exercise prices of the Tranche 1 and Tranche 2 warrants (collectively, the “Warrants”) are subject to customary anti-dilution adjustments set forth in each warrant certificate. ZFSG is entitled to exercise the Warrants for a term of ten years starting from the Issue Date by paying the exercise price in cash or on a cashless basis at the option of the holder.
The Company determined that the warrants are freestanding instruments indexed solely to its own common stock and meet all conditions for equity classification. Accordingly, the warrants are recorded in additional paid-in capital and are not remeasured each reporting period. As of September 30, 2025, all of the warrants issued are outstanding and remain unexercised.
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
This impact of this change on the basic and diluted EPS reported for the three and nine months ended September 30, 2025 is described in Note 18, Earnings per Share.

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
The Company recognized total share-based compensation expense of $268 thousand and $788 thousand for the three and nine months ended September 30, 2025, respectively and $81 thousand and $243 thousand for the three and nine months ended September 30, 2024, respectively. The tax benefit recognized was $56 thousand and $166 thousand for the three and nine months ended September 30, 2025, respectively and $17 thousand and $51 thousand for the three and nine months ended September 30, 2024, respectively.
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
Non-Qualified Stock Options (“NQSOs”)
Primarily all outstanding NQSOs were granted with a life of either five or ten years, with either a three or five-year graded vesting period for service conditions. Some NQSOs also have performance conditions in addition to service conditions. For NQSOs which are exercisable only upon the occurrence of a qualifying event, which is generally defined as a change in control event or a public listing, the Company recognized additional compensation expense of $100 thousand for the three months ended June 30, 2025 because of the Company’s IPO on June 12, 2025. For NQSOs that are subject only to a service condition, the Company uses a straight-line attribution method, whereas for NQSOs that are subject to a service condition and a performance condition, the Company uses a graded vesting attribution method.
The following table summarizes NQSO activity for the nine months ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Fair Value of Underlying Share	Weighted Average Fair Value per Option at Grant Date	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of January 1, 2025	4,339,808	$11.99			9.1 years
Granted	—	—
Exercised	—	—
Expired	—
Forfeited	—	—
Outstanding as of September 30, 2025	4,339,808	$11.99			8.4 years
Vested & Exercisable	223,916	$18.70			8.1 years

The Company recorded compensation expense related to the NQSOs of $255 thousand and $773 thousand for the three and nine months ended September 30, 2025, respectively and $76 thousand and $229 thousand for the three and nine

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
months ended September 30, 2024, respectively. As of September 30, 2025, the Company had $2.0 million of unrecognized compensation expense expected to be charged to earnings over a period of 4.2 years.
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
As a result of the Company’s IPO, the vesting period of the new CEO Options was reduced by nine months in accordance with the terms of the award. Accordingly, the Company recorded additional compensation expense of $16 thousand for the three months ended June 30, 2025.
As of September 30, 2025, the Company had $746 thousand of unrecognized compensation expense expected to be charged to earnings over a period of 1.8 years. As of September 30, 2025, 2,541,407 of the new CEO Options were outstanding. None of the new CEO Options were exercised during the three and nine months ended September 30, 2025. As of September 30, 2025, 2,116,724 of the new CEO Options were vested and none were exercisable.
Restricted Stock Units (“RSUs”)
All outstanding RSUs were granted with either a three or five-year, graded vesting period. The Company recognized total compensation expense related to the RSUs of $12 thousand and $15 thousand for the three and nine months ended September 30, 2025, respectively and $5 thousand and $15 thousand for the three and nine months ended September 30, 2024, respectively, using a straight-line vesting attribution method. As of September 30, 2025, the Company had unrecognized compensation expense related to the RSUs of $135 thousand. The total fair value of RSUs vested was $0 and $25 thousand for the three and nine months ended September 30, 2025 and $0 and $17 thousand for the three and nine months ended September 30, 2024, respectively.
The following table summarizes RSU activity for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	3,132	$10.56
Granted	8,823	$17.00
Vested	(3,132)	$10.56
Forfeited	—	$—
End of period	8,823	$17.00

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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the Company’s operating results as evaluated by the CODM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues
Net premiums earned	$93,710	$72,885	$258,939	$213,802
Fee income	2,225	249	4,309	565
Net investment income	10,961	6,810	30,747	17,790
Net realized and unrealized gains (losses) on investments	9,179	8,777	5,990	6,950
Other income	25	24	1,017	72
Total revenues	116,100	88,745	301,002	239,179

Expenses
Losses and loss adjustment expenses	56,199	45,230	153,472	130,404
Policy acquisition costs	16,741	14,348	47,562	44,579
Operating expenses	12,375	10,104	34,869	27,578
Interest expense	392	480	1,286	1,574
Other expenses	659	64	1,059	174
Total expenses	86,366	70,226	238,248	204,309

Income before income taxes	29,734	18,519	62,754	34,870
Income tax expense	6,118	3,346	13,071	6,622
Net income	23,616	15,173	49,683	28,248

Less: Net income (loss) attributable to non-controlling interest - General Partner	952	2,310	936	2,684
Segment net income	$22,664	$12,863	$48,747	$25,564

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income attributable to stockholders	$22,664	$12,863	$48,747	$25,564

The table below presents gross written premium (“GWP”) by product group for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Casualty	$98,863	68.7%	$69,931	63.3%	$288,026	67.4%	$188,737	59.2%
Property	44,995	31.3%	40,621	36.7%	139,477	32.6%	130,034	40.8%
Total Gross Written Premium	$143,858	100%	$110,552	100%	$427,503	100%	$318,771	100%

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
The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except for shares and per share data)
Numerator:
Net income attributable to stockholders	$22,664	12,863	$48,747	25,564
Income allocable to participating securities	—	—	890	—
Net income available to stockholders	$22,664	$12,863	$47,857	$25,564

Denominator:
Weighted-average shares outstanding - basic, including participating securities	48,066,667	36,227,222	44,472,984	36,232,494
Weighted-average participating securities	—	—	(964,506)	—
Weighted-average shares outstanding - basic	48,066,667	36,227,222	43,508,478	36,232,494
Dilutive effect of share-based compensation	1,905,863	1,874	1,537,956	1,153
Weighted-average shares outstanding - diluted	49,972,530	36,229,096	45,046,434	36,233,646

Earnings per share - basic	$0.47	$0.36	$1.10	$0.71
Earnings per share - diluted	$0.45	$0.36	$1.06	$0.71

Basic net earnings per share is computed by dividing net income available to stockholders by the weighted-average number of Shares outstanding during the period.
Prior to July 1, 2025, the Company applied the two-class method because the outstanding Warrants were considered participating securities, as they provided the Warrant holder with a nonforfeitable right to receive dividends on the same terms as stockholder shares, regardless of whether the Warrants were exercised. Effective July 1, 2025, pursuant to the Waiver described in Note 15, Stockholders’ Equity, the Warrants are no longer considered participating securities during the Waiver Period (July 1, 2025 through December 31, 2027). Accordingly, beginning in the third quarter of 2025, the Company no longer allocates earnings to the Warrants under the two-class method. Instead, the Warrants are excluded from basic EPS and are considered solely under the treasury stock method for diluted EPS, if dilutive.
Because the Warrants were participating securities during the first and second quarters of 2025 but not in the third quarter, the EPS for the nine months ended September 30, 2025 reflects the combined effect of the two-class method applied through June 30, 2025 and the treasury-stock method applied thereafter.
For the three months ended September 30, 2025, 0.6 million NQSOs and the Company’s outstanding warrants were not included in the computation of diluted EPS because their effect would have been anti-dilutive. The Warrants were out-of-the-money and ceased to be participating securities beginning in the third quarter of 2025.
For the nine months ended September 30, 2025, the same 0.6 million NQSOs were excluded as anti-dilutive; however, the Warrants were considered participating securities during the first and second quarters of 2025 because they were entitled to dividends on the same basis as common shares, and therefore affected the allocation of earnings under the two-class method but were not included in the diluted EPS denominator.
For both the three and nine months ended September 30, 2024, 2.5 million of NQSOs were not included in the computation of diluted EPS because their effect would have been anti-dilutive.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
19.Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$7,521	$13,792	$7,575	$18,024
Income tax benefit (expense)	(1,582)	(2,910)	(1,599)	(3,794)
Unrealized (losses) gains arising during the period, net of taxes	5,939	10,882	5,976	14,230
Other comprehensive (losses) income	$5,939	$10,882	$5,976	$14,230

20.Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year.
The Company’s effective tax rates were 20.6% and 18.1% for the three months ended September 30, 2025 and 2024, respectively, and 20.8% and 19.0% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differed from the federal statutory rate of 21% due primarily to non-deductible expenses and non-taxable pass-through income.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. Among other provisions, the OBBBA modifies the timing of deductions for depreciation and certain other capitalized costs for tax purposes. The Company evaluated the provisions of the OBBBA and determined that, while the changes will affect the timing of certain tax deductions, the overall impact of the legislation is not material to the Company’s consolidated financial statements.
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined state income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Allocation Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Allocation agreement, the Company paid to ZFSG $6.0 million in the three months ended September 30, 2025 and $22.9 million in the nine months ended September 30, 2025, of which $7.9 million was paid in-kind via a transfer of the Company’s interest in the Absolute Return Utility and Infrastructure Fund during the three months ended March 31, 2025. The Company received $0 and $0.9 million for the three and nine months ended September 30, 2024, respectively, from ZFSG pursuant to the Tax Allocation Agreement. As of September 30, 2025 and December 31, 2024, $17.9 million and $26.5 million, respectively, was due to ZFSG under this agreement and is included in income tax payable in the condensed consolidated balance sheets.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following amounts were recorded in the three months ended September 30, 2025 and 2024, respectively, related to the Technology Transactions: (a) $0.2 million and $0.3 million, respectively, of interest income on the Promissory Note (included in net investment income); (b) $0.2 million and $0.2 million, respectively, of licensing fee expense (included in underwriting, acquisition and insurance expenses); (c) $0.6 million and $1.0 million respectively, of service charges billed to ZTG (included in underwriting, acquisition and insurance expenses as an offset); and (d) a principal repayment of $1.0 million of the Promissory Note received from ZFSG on September 26, 2025.
The following amounts were recorded in the nine months ended September 30, 2025 and 2024, respectively, related to the Technology Transactions: (a) $0.7 million, and $0.8 million, respectively, of interest income on the Promissory Note (included in net investment income); (b) and $0.6 million, and $0.6 million, respectively, of licensing fee expense (included in underwriting, acquisition and insurance expenses); and (c) and $2.3 million, and $2.5 million respectively, of service charges billed to ZTG (included in underwriting, acquisition and insurance expenses as an offset); and (d) a principal repayment of $1.0 million of the Promissory Note received from ZFSG on September 26, 2025.
As of September 30, 2025 and December 31, 2024, the receivable from ZTG was $0.6 million and $1.0 million, respectively, and the payable to ZTG was $0.2 million as of September 30, 2025 and $0.2 million as of December 31, 2024, included in receivable from affiliates and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets.
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
Management & Cost Sharing
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, amongst other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. During 2024, certain corporate and shared service functions were provided by ZIS and Zimmer Partners, LP, an affiliate. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on measures considered to be a reasonable reflection of the historical utilization levels of these services. The Company recorded $0 for the three and nine months ended September 30, 2025 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, of such allocated expense, recognized in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of September 30, 2025, $0.6 million was due to ZIS under this agreement, included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
As described in Note 9, the Company subleases office space to ZFSG under a sublease agreement effective July 1, 2022 with ZFSG. The base rent under the sublease is equal to that which the Company pays under the headlease, and the sublease and the headlease are coterminous.
Shared Services Agreement
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG provides the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology, internal audit, investment accounting, investor relations and actuarial services. The Company reimburses ZFSG for its out-of-pocket expenses incurred in the course of performing such services, on a cost-plus basis. The Shared Services Agreement also permits the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter. The Company’s expense related to the Shared Services Agreement was $0.1 million for the three and nine months ended September 30, 2025, respectively included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.

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
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA agreements of $76 thousand and $187 thousand for the three and nine months ended September 30, 2025, respectively, and $42 thousand and $111 thousand for the three and nine months ended September 30, 2024, respectively. The fees were included as an offset to net investment income in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, $140 thousand and $164 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
Loan to Affiliates
As described in Note 4, in connection with the Company’s redemption on March 31, 2025 from its investment in the Utility Limited Partnership, effective April 1, 2025 the Company executed; (a) a Loan Agreement with a principal amount of $94 million, with ZIS, as the borrower; and (b) a Guarantee and Pledge Agreement with ZFSG. The ZIS Loan provides for a fixed interest rate of 5.5%, payable annually in cash and matures on April 30, 2032.
The Company recorded interest income of $1.3 million and $2.6 million for three and nine months ended September 30, 2025 included in net investment income in the condensed consolidated statements of operations. As of September 30, 2025, accrued interest on the ZIS Loan was $2.6 million, included in investment income due and accrued in the condensed consolidated balance sheets.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in condensed consolidated statements of operations and comprehensive income.
Fee Waiver for Utility Limited Partnership
In June 2025, the Investment Manager waived and reversed the Fixed Fee due under the Investment Management Agreement of $1.3 million for the three months ended March 31, 2025 and waived the Fixed Fee of $1.3 million for the three months ended June 30, 2025.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Tax Allocation Agreement with ZFSG
The Company is party to a Tax Allocation Agreement with ZFSG, which governs the allocation of consolidated federal and state income tax liabilities and related settlements among members of the consolidated group. Refer to Note 20, Income Taxes for additional information regarding amounts paid or received under this agreement and balances due to ZFSG as of September 30, 2025 and December 31, 2024.
Employee Agreements
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
The Company’s CEO was an employee of the Investment Manager until the IPO. On July 9, 2025, the Investment Manager made a $0.7 million severance payment to the Company’s CEO following the termination of his employment contract with the Investment Manager.
Capital Transactions
Capital transactions with ZFSG during the three and nine months ended September 30, 2025 are described in Note 15.
In addition, during the three and nine months ended September 30, 2025, the Company’s parent, ZFSG, purchased an aggregate of 0 and 84,408 shares of the Company’s common stock from certain shareholders of the Company.
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
Other Transactions with Affiliates
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
22.Subsequent Events
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Other than the event described below, no subsequent events are known.
Transactions
On October 20, 2025, the Company terminated the JPMorgan Chase Bank letter of credit agreement as described in Note 13, Letters of Credit.

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
Underwriting, acquisition, and insurance expenses
Underwriting, acquisition, and insurance expenses include policy acquisition costs and operating expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. Policy acquisition costs also include deferred underwriting expenses that are directly related to the successful acquisition of those policies. Operating expenses represent general and administrative expenses related to our insurance business, including employee compensation, software and technology costs, travel, marketing, and professional fees.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses relating to corporate activities and expenses recorded by us in connection with the Company’s initial public offering). For a reconciliation of underwriting income to the most directly comparable GAAP financial measure, information about why we consider underwriting income useful and a discussion of the material risks and limitations of underwriting income, see “Reconciliation of non-GAAP financial measures”.
Adjusted net income attributable to stockholders is a non-GAAP financial measure. We define adjusted net income attributable to stockholders as net income attributable to stockholders, excluding certain non-operating expenses, which include expenses recorded by us in connection with the Company’s initial public offering. For a reconciliation of adjusted net income attributable to stockholders to the most directly comparable GAAP financial measure, information about why we consider adjusted net income attributable to stockholders useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see “Reconciliation of non-GAAP financial measures”.
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
Adjusted return on stockholders’ equity is a non-GAAP financial measure. We define adjusted return on stockholders’ equity as adjusted net income attributable to stockholders, expressed as a percentage of average beginning and ending stockholders’ equity during the period. For a reconciliation of adjusted return on stockholders’ equity to the most directly comparable GAAP financial measure, information about why we consider adjusted return on stockholders’ equity useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see “Reconciliation of non-GAAP financial measures”.
Adjusted diluted earnings per share is a non-GAAP financial measure. We define adjusted diluted earnings per share as adjusted net income attributable to stockholder divided by weighted average common shares outstanding - diluted for the period. For a reconciliation of adjusted diluted earnings per share to the most directly comparable GAAP financial measure, information about why we consider adjusted diluted earnings per share useful and a discussion of the material risks and limitations of adjusted diluted earnings per share, see “Reconciliation of non-GAAP financial measures”.
Results of operations
Three months ended September 30, 2025, compared to three months ended September 30, 2024
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change
Gross written premiums	$143,858	$110,552	$33,306	30.1%
Ceded written premiums	(36,348)	(34,624)	(1,724)	5.0%
Net written premiums	$107,510	$75,928	$31,582	41.6%

	Three Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change
Net premiums earned	93,710	72,885	20,825	28.6%
Fee income	2,225	249	1,976	793.6%
Losses and loss adjustment expenses	56,199	45,230	10,969	24.3%
Underwriting, acquisition and insurance expenses	29,116	24,452	4,664	19.1%
Underwriting income (1)	10,620	3,452	7,168	207.7%
Net investment income	10,961	6,810	4,151	61.0%
Net realized and unrealized gains (losses) on investments	9,179	8,777	402	4.6%
Interest expense	(392)	(480)	88	-18.3%
Other income	25	24	1	4.2%
Other expenses	(659)	(64)	(595)	929.7%
Income before income taxes	29,734	18,519	11,215	60.6%
Income tax expense	6,118	3,346	2,772	82.8%
Net income	$23,616	$15,173	$8,443	55.7%
Less: Net (loss) income attributable to non-controlling interest - General Partner	952	2,310	(1,358)	-58.8%
Net income attributable to stockholders	$22,664	$12,863	$9,801	76.2%

Key Metrics
Adjusted net income attributable to stockholders (1)	$22,828	$12,863
Loss ratio	60.0%	62.1%
Expense ratio	28.7%	33.2%
Combined ratio (2)	88.7%	95.3%
Return on stockholders' equity (3)	15.8%	14.7%
Adjusted return on stockholders' equity (1)(3)	15.9%	14.7%
Diluted earnings per share	$0.45	$0.36
Adjusted diluted earnings per share(1)	$0.46	$0.36
(1) Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
(3) For the three months ended September 30, 2025 and 2024, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
Premiums
The following table presents gross written premiums by product for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Casualty	$98,863	68.7%	$69,931	63.3%
Property	44,995	31.3%	40,621	36.7%
Gross written premiums	$143,858	100.0%	$110,552	100.0%

Our gross written premiums were $143.9 million for the three months ended September 30, 2025 compared to $110.6 million for the three months ended September 30, 2024, an increase of approximately $33.3 million, or 30.1%. The increase was primarily driven by the execution of our growth initiatives and increased engagement across our expanding distribution network. Growth in our casualty lines was consistent with our strategic focus of expanding casualty-related products and verticals. The increase in our property lines primarily reflected the benefit of a full-year anniversary of the pricing and catastrophe management actions initiated in the third quarter of 2024, as well as our targeted growth initiatives.

Net written premiums were $107.5 million for the three months ended September 30, 2025, compared to $75.9 million for the three months ended September 30, 2024, an increase of approximately $31.6 million, or 41.6%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums due to a reduction in quota share reinsurance within our casualty lines.
Net premiums earned were $93.7 million for the three months ended September 30, 2025, compared to $72.9 million for the three months ended September 30, 2024, an increase of approximately $20.8 million, or 28.6%. The increase was primarily due to growth in gross written premiums, offset by the effect of ceded earned premiums related to a ceded quota share reinsurance treaty placed in the beginning of 2024.
Fee income
Fee income was $2.2 million for the three months ended September 30, 2025 compared to $0.2 million for the three months ended September 30, 2024, an increase of approximately $2.0 million. The increase was driven by continued implementation of market-standard policy-related fees.
Loss Ratio
Our loss ratio was 60.0% for the three months ended September 30, 2025 compared to 62.1% for the three months ended September 30, 2024. The loss ratio for the three months ended September 30, 2025 benefited from strong performance in our property portfolio, including favorable attritional and catastrophe loss experience. The decrease in the loss ratio compared to the three months ended September 30, 2024 was primarily driven by the lack of prior year development.
Our losses paid in the three months ended September 30, 2025 and 2024 were $33.2 million and $30.9 million, respectively. During the three months ended September 30, 2025, there was no development on our net incurred losses for prior periods. For the three months ended September 30, 2024, we incurred net losses of prior accident years of $1.3 million. This amount was primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Policy acquisition costs	$16,741	17.9%	$14,348	19.7%
Operating expenses, net of fee income (1)	10,150	10.8%	9,856	13.5%
Underwriting, acquisition and insurance expenses, net of fee income (2)	$26,891	28.7%	$24,204	33.2%
(1) Net of fee income of $2.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively.
(2) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
Our expense ratio was 28.7% for the three months ended September 30, 2025 compared to 33.2% for the three months ended September 30, 2024. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
The decrease in policy acquisition costs as percentage of net earned premiums was primarily attributable to changes in our business mix and the earned impact of ceding commissions under a quota share contract placed in the beginning of 2024.
The decrease in operating expenses as a percentage of earned premiums was primarily due to operating expense leverage and increase in our fee income.
Investing Results
The following tables summarize net investment income and net realized and unrealized gains on investments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Investment income
Fixed-maturity securities	$6,599	$4,863	$1,736	35.7%
Short-term investments	2,361	196	2,165	1104.6%
Cash equivalents	433	1,267	(834)	(65.8)%
Loans to affiliates	1,537	250	1,287	514.8%
Securities sold not yet purchased	—	(13)	13	(100.0)%
Total fixed income	10,930	6,563	4,367	66.5%
Utility & Infrastructure Investments	64	177	(113)	(63.8)%
Other expenses	(33)	70	(103)	(147.1)%
Net investment income	$10,961	$6,810	$4,151	60.9%

Net realized and unrealized gains (losses) on investments	$9,179	$8,777	$402	4.6%

Net investment income was $11.0 million for the three months ended September 30, 2025, compared to $6.8 million for the three months ended September 30, 2024, an increase of $4.2 million, or 60.9%. This increase was driven by additional investments in fixed-maturity securities and short-term investments including the deployment of proceeds from our initial public offering and income from loans to affiliates. Included in net investment income is $0.1 million and $0.2 million attributable to Utility & Infrastructure Investments, net of investment management fees for the three months ended September 30, 2025 and 2024, respectively.
Net realized and unrealized gain on investments was $9.2 million for the three months ended September 30, 2025, compared to a net realized and unrealized loss of $8.8 million for the three months ended September 30, 2024, an increase of $0.4 million. This increase was primarily driven by a decrease in realized losses on sale of fixed-maturity securities compared to the prior-year period.
During the three months ended September 30, 2025, the Company recognized an impairment loss of $38 thousand on certain fixed-maturity securities classified as available-for-sale. The impairment reflected the Company’s decision to sell the securities prior to recovery of their amortized cost basis, which required recognition of the full unrealized loss in earnings. The loss was recorded in net realized and unrealized gains (losses) within the condensed consolidated statements of operations.
Interest expense
Interest expense was $0.4 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024, a decrease of approximately $0.1 million, or 18.3% related to a decreased cost of our letters of credit.
Income tax expense (benefit)
Income tax expense was $6.1 million for the three months ended September 30, 2025 compared to $3.3 million for the three months ended September 30, 2024, an increase of approximately $2.8 million. Our effective tax rate was 20.6% for the three months ended September 30, 2025 compared to 18.1% for the three months ended September 30, 2024. The increase in our effective tax rate was primarily driven by decrease in non-taxable pass-through income.
Results of operations
Nine months ended September 30, 2025, compared to nine months ended September 30, 2024
The following table sets forth a summary of our condensed consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change
Gross written premiums	$427,503	$318,771	$108,732	34.1%
Ceded written premiums	(112,851)	(95,811)	(17,040)	17.8%
Net written premiums	$314,652	$222,960	91,692	41.1%

Net premiums earned	$258,939	$213,802	$45,137	21.1%
Fee income	4,309	565	3,744	662.7%

	Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change
Losses and loss adjustment expenses	153,472	130,404	23,068	17.7%
Underwriting, acquisition and insurance expenses	82,431	72,157	10,274	14.2%
Underwriting income (1)	27,345	11,806	15,539	131.6%
Net investment income	30,747	17,790	12,957	72.8%
Net realized and unrealized gains (losses) on investments	5,990	6,950	(960)	-13.8%
Interest expense	(1,286)	(1,574)	288	-18.3%
Other income	1,017	72	945	1312.5%
Other expenses	(1,059)	(174)	(885)	508.6%
Income before income taxes	62,754	34,870	27,884	80.0%
Income tax expense	13,071	6,622	6,449	97.4%
Net income	$49,683	$28,248	$21,435	75.9%
Less: Net (loss) income attributable to non-controlling interest - General Partner	936	2,684	(1,748)	-65.1%
Net income attributable to stockholders	$48,747	$25,564	$23,183	90.7%

Key Metrics
Adjusted net income attributable to stockholders (1)	$49,228	$25,564
Loss ratio	59.3%	61.0%
Expense ratio	30.2%	33.5%
Combined ratio (2)	89.4%	94.5%
Return on stockholders' equity (3)	13.2%	10.0%
Adjusted return on stockholders' equity (1) (3)	13.3%	10.0%
Diluted earnings per share	$1.06	$0.71
Adjusted diluted earnings per share(1)	$1.09	$0.71
(1) Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
(3) For the nine months ended September 30, 2025 and 2024, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
Premiums
The following table presents gross written premiums by product for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Casualty	$288,026	67.4%	$188,737	59.2%
Property	139,477	32.6%	130,034	40.8%
Gross written premiums	$427,503	100.0%	$318,771	100.0%
Our gross written premiums were $427.5 million for the nine months ended September 30, 2025 compared to $318.8 million for the nine months ended September 30, 2024, an increase of approximately $108.7 million, or 34.1%. The increase was primarily driven by the execution of our growth initiatives and increased engagement across our expanding distribution network. Growth in our casualty lines was consistent with our strategic focus of expanding casualty-related products and verticals. The growth in our property lines primarily reflected increased premiums driven by our targeted growth initiatives, as well as the benefit of a full-year anniversary of the pricing and catastrophe management actions initiated in the third quarter of 2024.

Net written premiums were $314.7 million for the nine months ended September 30, 2025, compared to $223.0 million for the for the nine months ended September 30, 2024, an increase of approximately $91.7 million, or 41.1%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums due to a reduction in quota share reinsurance within our casualty lines.
Net premiums earned were $258.9 million for the nine months ended September 30, 2025, compared to $213.8 million for the nine months ended September 30, 2024, an increase of approximately $45.1 million, or 21.1%. The increase was primarily due to growth in gross written premiums, offset by the effect of ceded earned premiums related to a ceded quota share reinsurance treaty placed in the beginning of 2024.
Fee income
Fee income was $4.3 million for the nine months ended September 30, 2025 compared to $0.6 million for the nine months ended September 30, 2024, an increase of approximately $3.7 million. The increase was driven by continued implementation of market-standard policy-related fees.
Loss Ratio
Our loss ratio was 59.3% for the nine months ended September 30, 2025 compared to 61.0% for the nine months ended September 30, 2024. The loss ratio for the nine months ended September 30, 2025 benefited from strong performance in our property portfolio including favorable attritional loss experience. The decrease in the loss ratio compared to the nine months ended September 30, 2024 was primarily driven by the lack of prior year development in the current period.
Our losses paid in the nine months ended September 30, 2025 and 2024 were $99.2 million and $78.4 million, respectively. During the nine months ended September 30, 2025, there was no development on our net incurred losses for prior periods. For the nine months ended September 30, 2024, we incurred net losses of prior accident years of $6.2 million. This amount was primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Policy acquisition costs	$47,562	18.4%	$44,579	20.9%
Operating expenses, net of fee income (1)	30,561	11.8%	27,013	12.6%
Underwriting, acquisition and insurance expenses, net of fee income	$78,123	30.2%	$71,592	33.5%
(1) Net of fee income of $4.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Our expense ratio was 30.2% for the nine months ended September 30, 2025 compared to 33.5% for the nine months ended September 30, 2024. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
The decrease in policy acquisition costs as percentage of net earned premiums was primarily attributable to the earned impact of ceding commissions under a quota share contract placed in the beginning of 2024, and changes in our business mix.
The decrease in operating expenses as a percentage of earned premiums was primarily due to a increase in our fee income offset by an increase in compensation and employee-related expenses, as headcount grew over the past twelve months to support our continued business growth, drive innovation, and to strengthen our operating capabilities ahead of our transition to becoming a public company.
Investing Results

	Nine Months Ended September 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Investment income
Fixed-maturity securities	$19,324	$8,384	$10,940	130.5%

	Nine Months Ended September 30,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Short-term investments	4,085	2,477	1,608	64.9%
Cash equivalents	1,344	4,871	(3,527)	-72.4%
Equity securities	—	44	(44)	100.0%
Loans to affiliates	3,330	751	2,579	343.4%
Securities sold not yet purchased	—	(249)	249	100.0%
Total fixed income	28,083	16,278	11,805	72.5%
Utility & Infrastructure Investments	2,995	1,561	1,434	91.9%
Other expenses	(331)	(49)	(282)	575.5%
Net investment income	$30,747	$17,790	$12,957	72.8%

Net realized and unrealized gains (losses) on investments	$5,990	$6,950	$(960)	-13.8%

Net investment income was $30.7 million for the nine months ended September 30, 2025, compared to $17.8 million for the nine months ended September 30, 2024, an increase of $13.0 million, or 72.8%. This increase was driven by additional investments in fixed-maturity securities and short-term investments including the majority of the proceeds from our initial public offering and income from loans to affiliates. Included in net investment income were $3.0 million and $1.6 million attributable to Utility & Infrastructure Investments, net of investment management fees for the nine months ended September 30, 2025 and 2024, respectively.
Net realized and unrealized gains on investments were $6.0 million for the nine months ended September 30, 2025, compared to net realized and unrealized gains of $7.0 million for the nine months ended September 30, 2024, a decrease in gains of $1.0 million. This change was primarily driven by a decrease in net realized and unrealized gains related to the Utility & Infrastructure Investments, offset by increase in gains on sales of fixed-maturity securities, compared to the prior year period.
Interest expense
Interest expense was $1.3 million for the nine months ended September 30, 2025 compared to $1.6 million for the nine months ended September 30, 2024, a decrease of approximately $0.3 million, or 18.3% related to a decreased cost of our letters of credit.
Income tax expense (benefit)
Income tax expense was $13.1 million for the nine months ended September 30, 2025 compared to $6.6 million for the nine months ended September 30, 2024, an increase of approximately $6.4 million. Our effective tax rate was 20.8% for the nine months ended September 30, 2025 compared to 19.0% for the nine months ended September 30, 2024. The increase in our effective tax rate was primarily driven by a decrease in non-taxable pass-through income.
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
Underwriting income for the three and nine months ended September 30, 2025 and 2024 reconciles to income before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income before income taxes	$29,734	$18,519	$62,754	$34,870
Less:
Net investment income	(10,961)	(6,810)	(30,747)	(17,790)
Net realized and unrealized (gains) losses on investments	(9,179)	(8,777)	(5,990)	(6,950)
Other income	(25)	(24)	(1,017)	(72)
Add:
Interest expense	392	480	1,286	1,574
Other expenses	659	64	1,059	174
Underwriting income	$10,620	$3,452	$27,345	$11,806

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
Adjusted net income attributable to stockholders for the three and nine months ended September 30, 2025 and 2024 reconciles to net income attributable to stockholders’ as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income attributable to stockholders	$22,664	$12,863	$48,747	$25,564
Adjustments:
Other non-operating expenses (1)	207	—	608	—
Tax impact	(43)	—	(127)	—
Adjusted net income attributable to stockholders	$22,828	$12,863	$49,228	$25,564

(1) In the three and nine months ended September 30, 2025, other non-operating expenses includes share-based compensation expenses recorded by us related to our initial public offering.
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
Adjusted return on stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 reconciles to return on stockholders’ equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except percentages)	2025	2024	2025	2024
Numerator: Adjusted net income attributable to stockholders, annualized (1)	$91,312	$51,452	$65,637	$34,085
Denominator: Average stockholders’ equity	574,125	349,822	493,434	341,716
Adjusted return on stockholders' equity	15.9%	14.7%	13.3%	10.0%

(1) For the three and nine months ended September 30, 2025 and 2024, net income and adjusted net income attributable to stockholder are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
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
Adjusted diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2025	2024	2025	2024
Numerator: Adjusted net income attributable to stockholders	$22,828	$12,863	$49,228	$25,564
Denominator: Weighted-average shares outstanding - diluted	49,972,530	36,229,096	45,046,434	36,233,646
Adjusted diluted earnings per share	$0.46	$0.36	$1.09	$0.71

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
As of September 30, 2025, we have one letter of credit agreement in the amount of $35.0 million. The letter of credit was issued to the benefit of Ategrity Specialty on behalf of Ategrity Limited as collateral for its liabilities under the quota-share reinsurance agreement. As of September 30, 2025, no amounts were drawn on the letter of credit.
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
The following table set forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$91,863	$90,926
Net cash used in investing activities	(215,527)	(230,996)
Net cash provided by (used in) financing activities	131,410	(414)
Net change in cash and cash equivalents	$7,746	$(140,484)

Operating activities
Our net cash provided by operating activities was approximately $91.9 million for the nine months ended September 30, 2025, compared to $90.9 million for the nine months ended September 30, 2024. The increase was primarily driven by growth of our business offset by the timing of premiums receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $215.5 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of approximately $231.0 million for the nine months ended September 30, 2024. The decrease in cash used in investing activities was primarily driven by a significant deployment of excess cash balances into short term investments during the nine months ended September 30, 2024.
Financing activities
Net cash provided by financing activities was approximately $131.4 million for the nine months ended September 30, 2025, compared to cash used in financing activities of $0.4 million for the nine months ended September 30, 2024, and consisted primarily of net proceeds from our initial public offering as well as a capital contribution from ZFSG, partially offset by the payment of capital distribution to the Utility General Partner.
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
For the nine months ended September 30, 2025, property insurance represented 32.6% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective July 1, 2025, we purchased catastrophe reinsurance coverage of $43.0 million per event in excess of our $12.0 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $86.0 million and is in addition to the coverage provided by our other property reinsurance.
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
As of December 31, 2024, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. As of September 30, 2025 we recorded no allowance for credit losses related to our reinsurance balances.

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
Contractual obligations and commitments
As of September 30, 2025, there has been no material change to our contractual obligations and commitments from the disclosure included in “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations—Contractual obligations and commitments” in the Prospectus.
Financial condition
Stockholders’ equity
As of September 30, 2025, total stockholders’ equity was $588.6 million compared to $398.3 million total stockholders’ equity as of December 31, 2024. The $190.3 million increase in total stockholders’ equity over the prior year end balance was primarily driven by the issuance of common stock as part of our initial public offering, net profits generated during the period and a $20.0 million contribution by ZFSG.
Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliate, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$34,319	3.2%	$26,573	3.3%
Fixed-maturity securities	514,899	48.4%	438,752	54.7%
Short-term investments	223,005	21.0%	52,612	6.6%
Utility & Infrastructure Investments	185,574	17.4%	270,242	33.7%
Loans to affiliates	106,500	10.0%	13,501	1.7%
Other invested assets	280	NM	280	NM
Total cash and invested assets	$1,064,577	100.0%	$801,960	100.0%

NM = Percentage not meaningful.
At September 30, 2025, and December 31, 2024, $34.3 million and $26.6 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $1,064.6 million, $802.0 million, respectively.
At September 30, 2025, and December 31, 2024, $514.9 million and $438.8 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio at September 30, 2025 and December 31, 2024, were $223.0 million and $52.6 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 3.7 years and 3.8 years, respectively, and an average rating of “A-”, “A-”respectively, at September 30, 2025 and December 31, 2024. Our fixed-maturity and short-term securities portfolio had a book yield of 5.3% at September 30, 2025 and 5.7% at December 31, 2024.
At September 30, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	September 30, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,076	$2,118	0.3%
Corporate	501,461	512,781	69.5%
Total fixed-maturity securities	503,537	514,899	69.8%
Short-term investments	223,005	223,005	30.2%
Total	$726,542	$737,904	100.0%

At December 31, 2024 , the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2024
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$84,195	17.1%
Corporate	349,693	353,805	72.0%
Commercial mortgage and asset-backed securities	816	752	0.2%
Total fixed-maturity securities	$434,965	$438,752	89.3%
Short-term investments	52,612	52,612	10.7%
Total	$487,577	$491,364	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of September 30, 2025, were as follows:

	September 30, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$19,344	$19,568	3.8%
After one year through five years	150,375	154,085	29.9%
After five years through ten years	284,787	291,676	56.7%
After ten years	49,031	49,570	9.6%
Total	$503,537	$514,899	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2025 and December 31, 2024, $175.0 million and $270.2 million, respectively represented the investments in the Absolute Return Utility & Infrastructure Fund with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported annually by the Investment Manager in the audited financial statements of the Absolute Return Utility & Infrastructure Fund and quarterly in the fund’s unaudited financial statements. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. At September 30, 2025 and December 31, 2024, we invested 16% and 34%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
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
The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising 95.9% and 4.1%, and 94.4% and 5.6% of gross investments, respectively, as of September 30, 2025, and December 31, 2024. As of September 30, 2025 and December 31, 2024, the following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets:

	September 30, 2025	December 31, 2024
($ in thousands, except percentages)	% of Total (1)	% of Total (1)
Utilities	60.5%	60.6%
Pipelines	26.4%	20.0%
Real Estate	6.0%	10.1%
Other Sectors	7.1%	9.3%
Total	100.0%	100.0%

(1) Amounts presented are subject to rounding adjustments and, as a result, the totals may not sum.
Off-balance sheet arrangements
As of September 30, 2025, there has been no material change to our off-balance sheet arrangements from the disclosure included in “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations—Off-balance sheet arrangements” in the Prospectus.
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
Regulatory Developments
There were no material regulatory developments during the three and nine months ended September 30, 2025.
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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At September 30, 2025 and December 31, 2024, our fixed- maturity and short-term securities portfolio had an average rating of “A-” and “A-” respectively, with approximately 34% and 33%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 30.2% AAA, 0.3% AA, 3.4% A, 50.8% BBB, 11.2% BB and 4.1% below BB or unrated securities at September 30, 2025 and 27.9% AAA, 4.9% A, 52.3% BBB, 11.8% BB and 3.1% below BB or unrated securities at December 31, 2024.

We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of September 30, 2025 and December 31, 2024.
Interest rate risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and short-term investments of $257.3 million and $79.2 million, respectively, consisting of interest-bearing money market accounts and investments in government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of September 30, 2025 and December 31, 2024, we had no direct holdings of equity securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the following risk factor, there have been no material changes in our risk factors in the quarter ended September 30, 2025 from those set forth in the section entitled “Risk factors,” in the Prospectus, which is incorporated herein by reference. You should carefully consider the factors discussed in the Prospectus, which could materially affect our business, financial condition or future results.
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
On April 4, 2025, we repurchased 65,641 of our shares from certain shareholders for an aggregate purchase price of $0.7 million. On May 27, 2025, we purchased 191,447 shares from a shareholder for an aggregate purchase price of $2.0 million.
Recent Sales of Unregistered Securities
On April 9, 2025, ZFSG made a cash contribution of $0.7 million and received 65,641 of our shares. On May 29, 2025, ZFSG made a cash contribution of $2.0 million and received 191,447 of our shares.
Equity plan-related issuances
During the three months ended September 30, 2025, we issued no shares pursuant to the exercise of options by our employees, officers, directors, and consultants.

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
During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Articles of Incorporation of Ategrity Specialty Insurance Company Holdings	S-8	333-287969	3.1	6/12/2025
3.2	Bylaws of Ategrity Specialty Insurance Company Holdings	S-8	333-287967	3.2	6/12/2025
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS ***	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

Ategrity Specialty Insurance Company Holdings

Date: November 12, 2025	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Neelam Patel
Neelam Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)