Form 10-K
period 2025-12-31
Ategrity Specialty Insurance Co Holdings
filed 2026-03-06
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes     ☒  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes       ☐   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐   Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐ Yes     ☒  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes     ☒  No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐ Yes     ☒  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒  No
The aggregate market value of the registrant’s Common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $200,155,433
As of March 4, 2026, the registrant had 48,066,674 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-looking statements
All references to the “Company,” “Ategrity,” “we,” “our” and “us,” unless the context otherwise requires, are to Ategrity Specialty Insurance Company Holdings, a Nevada corporation, and its consolidated subsidiaries.
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. You can identify forward-looking statements herein by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “should,” “would,” “may,” and “could” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, our share repurchase program, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.
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
Accordingly, you should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect.
Risk Factor Summary
An investment in our common stock involves significant risks. The following is a summary of the principal risks described in more detail in “Item 1A. Risk Factors”:
•We may not accurately assess underwriting risks or charge adequate premiums.
•Our loss reserves may prove inadequate.
•Social inflation and evolving litigation trends may increase claim severity.
•We may be unable to obtain reinsurance on acceptable terms or from financially sound counterparties.
•A decline in our financial strength ratings could adversely affect our business.
•We rely on a limited number of brokers and wholesale distribution partners.
•Competition in the E&S market may reduce pricing or limit growth.
•Catastrophes, severe weather events, climate change and other large-scale events may increase losses.
•Our reliance on models, analytics and AI-enabled tools may result in inaccurate outputs.
•We depend on third-party technology providers, including AI platforms.

•Cybersecurity incidents or data breaches could disrupt our operations and result in liability.
•Our employees or distribution partners may fail to comply with underwriting guidelines or internal controls.
•We may be unable to attract and retain qualified personnel.
•Economic downturns, inflation or other adverse market conditions may reduce demand for insurance or increase claims.
•Changes in interest rates or financial markets may adversely affect our investment portfolio and liquidity.
•The insurance industry is cyclical, and market conditions may adversely affect our results.
•We operate in a highly regulated industry, and changes in laws or regulatory requirements could restrict our operations or increase costs.
•Failure to maintain required risk-based capital levels could result in regulatory action.
•Dividend and capital distribution restrictions may limit our ability to upstream funds to the holding company.
•Our share repurchase program may not enhance stockholder value.
•The concentration of ownership by Zimmer Financial Services Group (“ZFSG”) and its affiliates may limit other stockholders’ influence.
•Our stock price may be volatile.
•We may not pay dividends in the future.

PART I
Item 1. Business
Who we are
Ategrity Specialty Insurance Company Holdings is a specialty property and casualty insurance holding company dedicated exclusively to the excess and surplus (“E&S”) market for small to medium-sized businesses (“SMBs”) across the United States. Our underwriting operations are conducted through Ategrity Specialty Insurance Company, a Delaware-domiciled E&S insurer (“Ategrity Specialty”).
We underwrite small and medium-sized commercial risks across selected industry verticals, including Retail, Real Estate, Hospitality, and Construction. The SMB segment of the E&S market is characterized by a high volume of smaller-premium policies, where distribution partners expect speed, clarity, and consistency in the underwriting process. Our operating model uses a technology-driven method to standardize, simplify, and where appropriate, automate these transactions, which we call productionized underwriting. This method incorporates micro-segmentation, centralized underwriting governance, and automated workflows to promote consistent, disciplined execution across a high-volume of E&S transactions.
For the year ended December 31, 2025, we generated $581.5 million in gross written premiums and reported a combined ratio of 88.2%. As of December 31, 2025, stockholders’ equity was $614.3 million. Both Ategrity Specialty and Ategrity Specialty Insurance Limited (“Ategrity Limited”) hold an “A-” (Excellent) (Outlook Positive) financial strength rating from A.M. Best.
Our Market
We operate exclusively within the E&S market, a segment of the property and casualty insurance industry that provides coverage for risks that are typically unavailable in the admitted market. E&S carriers benefit from broad regulatory flexibility with respect to rate and form, which supports tailored product design and underwriting discipline.
Within the E&S market, we focus on SMB accounts. This segment is characterized by a high volume of smaller-premium policies and involves evaluating large numbers of submissions efficiently while applying consistent underwriting standards. Competition in this segment reflects responsiveness to distribution partners, pricing accuracy, and the ability to manage operational complexity at scale.
Productionized underwriting
We operate a productionized underwriting model that combines technical underwriting with a centralized operating platform. We organize risks into micro-segments based on operational characteristics, geography, and exposure attributes, and use data analytics to develop risk models that inform our risk selection approach and pricing considerations.
We standardize key underwriting tasks, such as submission intake, risk classification, pricing and documentation, and automate them where appropriate. This structure supports efficient workflow across underwriting processes and promotes uniform execution.
Products and Portfolio Composition
We offer commercial property and casualty. All of our gross written premiums for the years ended December 31, 2025 and 2024 were attributable to E&S products.
Our portfolio consists primarily of small- to medium-sized premium policies, including short-tail, lower-severity property exposures and shorter-tail, lower-limit, frequency-driven casualty risks.
For the year ended December 31, 2025, our gross written premiums were approximately 67.2% casualty and 32.8% property. Our business mix is diversified across products, policy sizes, and industry verticals. Our property business is focused on insureds with limited catastrophe exposure, reflecting our emphasis on lower-severity risks.
We operate in 48 states and the District of Columbia. For the year ended December 31, 2025, five states accounted for 5% or more of gross written premiums: California (18.9%), Florida (16.1%), Texas (10.1%), New York (8.3%) and Georgia (5.4%).
Distribution
We distribute our products exclusively through licensed surplus lines brokers and wholesale agents. Our distribution strategy is centered on providing a consistent and efficient experience to our partners across channels.
We market and distribute our products through two primary channels:
•Brokerage Channel, which serves medium-sized commercial risks evaluated by our underwriting team; and
•Small Business Channel, which serves smaller, more standardized risks through a streamlined, technology-enabled submission and quoting process.
We have a broad and diverse group of distribution partners, including national and regional wholesale intermediaries. The industry’s three largest wholesale distribution corporations represented 46.5% of gross written premiums for the year ended December 31, 2025.
For the year ended December 31, 2025, we received a high volume of submissions from our distribution partners across both channels.
Claims Management
We manage claims internally through a dedicated team of claims professionals responsible for evaluating coverage, assessing liability and damages, and resolving claims through negotiation or litigation management as appropriate. Our claims adjusters oversee the adjudication of claims from initial notice to final resolution, using external experts such as attorneys, field adjusters, or other specialists when needed.
From January 1, 2022 through December 31, 2025, our average closed claim amount was approximately $48 thousand, reflecting the smaller size and generally lower-severity profile of our insured accounts.
Our claims function collaborates with actuarial and underwriting teams on matters such as reserving practices and the identification of emerging issues.
Technology
Technology supports our underwriting, claims and portfolio management functions and is integrated into our productionized underwriting framework. We operate on a centralized, cloud-based platform that facilitates submission intake, pricing, policy administration, exposure management and reporting.
AtegrityOne is our modular policy administration system that supports rating models, forms management and workflow design. Its architecture allows us to implement product and pricing updates and introduce new verticals in a controlled manner.
Our underwriting technology supports both automated and underwriter-led processes. In our Small Business channel, our cloud-based engine enables automated eligibility screening, pricing and documentation generation for standardized risks. In our Brokerage channel, automation assists with tasks such as extracting and organizing information from broker submissions, applying defined scoring and classification logic, and routing submissions through defined workflows, while underwriting decisions remain subject to defined authority levels.

Our systems capture underwriting and claims data in a centralized repository. This information is used by our underwriting, actuarial and risk management teams to evaluate portfolio performance, refine pricing approaches, assess exposure aggregations (including catastrophe-related exposures), and perform reserving analyses.
We maintain information security controls and cloud-based infrastructure designed to support system availability and data protection. Cybersecurity oversight is incorporated into our enterprise risk management framework and is further described in Item 1C, Cybersecurity.
We have implemented governance processes designed to oversee the development, deployment and monitoring of AI-enabled tools and data analytics used in our operations. These processes include protocols for new AI use cases, human review and oversight of underwriting and claims decisions informed by automated tools, model validation procedures, and periodic performance monitoring. Our governance framework is designed to promote appropriate controls, transparency and regulatory compliance in connection with AI-enabled processes; however, such controls may not prevent all errors, biases or unintended outcomes.
Reinsurance and Risk Management
We purchase reinsurance to manage exposure volatility and protect capital. Our program includes quota share, excess of loss and facultative reinsurance structures.
As of December 31, 2025, approximately 80% of Ategrity Specialty’s net written premium was ceded to Ategrity Limited under a quota share arrangement.
Key excess of loss protections include catastrophe and property per risk treaties that limit loss severity. As of December 31, 2025, our estimated net probable maximum loss for a 1-in-250 year event was $12 million, representing approximately 2.0% of stockholders’ equity.
All reinsurance recoverables were either from reinsurers rated “A-” (Excellent) or better by A.M. Best or were fully collateralized as of December 31, 2025.
Reserves
We establish reserves for unpaid losses and loss adjustment expenses for reported claims and for claims incurred but not reported using actuarial methodologies that incorporate historical data, exposure characteristics and relevant trends.
Our reserving framework includes quarterly actuarial analyses and an annual comprehensive reserve study, each of which is reviewed by our internal Quarterly Reserve Committee. Our appointed actuary issues the annual Statement of Actuarial Opinion, and we also engage an independent actuarial firm periodically to conduct supplementary analyses that provide additional review and benchmarking.
Investments
Our investment strategy is intended to prioritize capital preservation, maintain liquidity and broadly align with insurance liabilities.
As of December 31, 2025, total cash and invested assets were approximately $1.1 billion, primarily composed of investment-grade fixed maturities, loans to affiliates, short-term investments, cash equivalents and Utility & Infrastructure Investments.
The fixed income and short-term portfolio had a weighted average effective duration of approximately 3.8 years and an average credit rating of “A-”.
Our Board of Directors reviews and oversees investment policies and performance.

Ratings
Ategrity Specialty and Ategrity Limited each hold a financial strength rating of “A-” (Excellent) (Outlook Positive) from A.M. Best. These ratings reflect A.M. Best’s assessment of our balance sheet strength, operating performance, business profile and enterprise risk management.
Competition
The specialty property and casualty industry is highly competitive. We compete with domestic and international insurers, managing general agents and program administrators. We may also compete with new market entrants in the future. Additionally, we may begin to compete against new competitors as we explore new verticals and business lines. Competition is based on many factors, including pricing, underwriting expertise, service quality, claims handling, reputation, financial strength and ratings.
Our primary competitors in the E&S market include Kinsale Capital Group, Inc., RLI Corp., Markel Corporation, and W.R. Berkley Corporation.
Human capital management
As of December 31, 2025, we had 203 employees across the underwriting, claims, technology, finance, actuarial, and legal functions. Our human capital practices are designed to attract and retain personnel with expertise relevant to our operations, including through role-specific training, professional development opportunities, and performance-based compensation and benefits consistent with market practices for specialty insurers.
Regulation
Ategrity Specialty is domiciled in Delaware and is subject to regulation and periodic examination by the Delaware Department of Insurance. Delaware insurance laws govern, among other matters, licensing, capital and surplus requirements, risk-based capital standards, permissible investments, underwriting and claims practices, reinsurance arrangements, affiliate transactions, statutory accounting and reporting, dividend and other distribution limitations, corporate governance, and market-conduct practices.
Delaware has adopted the National Association of Insurance Commissioners (“NAIC”) risk-based capital (“RBC”) framework, which establishes minimum capital requirements based on the insurer’s size and risk profile. An insurer’s RBC ratio is used by regulators to assess capital adequacy and may trigger supervisory action if it falls below prescribed thresholds. Ategrity Specialty is also subject to financial monitoring tools utilized by state regulators, including the NAIC Insurance Regulatory Information System (“IRIS”).
Our surplus lines business is subject to eligibility, reporting and related requirements in the states where policies are placed. These requirements include state-specific surplus lines eligibility standards, premium tax obligations, stamping office filings (where applicable), and broker compliance with applicable diligent search or exempt commercial purchaser requirements. We rely on licensed surplus lines brokers to comply with such requirements.
Ategrity Limited, our Bermuda-domiciled reinsurance subsidiary, is licensed and regulated by the Bermuda Monetary Authority, which administers solvency, capital and reporting requirements applicable to Bermuda-regulated insurers and reinsurers. Ategrity Limited is subject to Bermuda’s risk-based capital regime, statutory financial reporting requirements, liquidity standards and supervisory authority of the Bermuda Monetary Authority, including periodic examination and oversight.
As an insurance holding company, we are subject to Delaware’s insurance holding-company laws, including requirements to file holding-company reports and obtain approval for certain intercompany transactions. These laws include enterprise risk reporting requirements and restrictions on certain intercompany transactions, which in some cases require prior regulatory notice or approval. The payment of dividends or other distributions by Ategrity Specialty to the holding company is subject to statutory limitations and, in certain circumstances, regulatory approval. Each regulated entity must file statutory financial statements and comply with applicable supervisory and examination requirements.
Change-of-control transactions involving our regulated insurance subsidiaries are subject to prior regulatory approval. In addition, our operations are subject to other applicable federal and state laws relating to matters such as market conduct and trade practices, privacy, cybersecurity, anti-money laundering and sanctions compliance. Insurance regulation is subject to change, and we cannot predict the impact that future legislative, regulatory or supervisory developments may have on our business.
Available Information
Our website address is www.investors.ategrity.com. We provide free access to various reports that we file with, or furnish to, the SEC through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Our SEC reports can also be accessed through the SEC's website at www.sec.gov. Also available on our website are printable versions of our Code of Business Conduct & Ethics and charters of the standing committee of our Board of Directors. Information on our website does not constitute part of this Annual Report on Form 10-K or any other report we file or furnish with the SEC.

Item 1A. Risk Factors
You should carefully consider the factors discussed in this Annual Report on Form 10-K. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. There may be additional risks and uncertainties of which we currently are unaware or currently believe to be immaterial. The occurrence of any of these risks could materially and adversely affect our business, financial condition, liquidity, results of operations, or prospects. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.
Risks related to our business and industry
If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our policyholders, our business, financial condition, and results of operations will be adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses, loss adjustment expenses, and other underwriting costs and to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues.
Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must:
•collect and properly analyze a substantial volume of data from our insureds;
•develop, test, and apply appropriate actuarial projections and ratings formulas;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our insureds’ losses with reasonable accuracy.
We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:
•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies;
•regulatory constraints on rate increases;
•our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and
•unanticipated court decisions, legislation, or regulatory action.

Intense competition in the E&S market may limit our ability to maintain underwriting margins and growth.
We face competition from other specialty insurance companies, standard insurance companies, managing general agencies (“MGAs”), and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing, and other resources than we do, and in some instances, decisions by potential insureds to self-insure if premiums are too high. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.
In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, including any downgrades, withdrawal of ratings, or negative watch/outlooks, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. See Part I, Item 1, “Business—Competition.” In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition. In particular, private equity sponsors have invested significantly into the insurance sector, and such investments may provide additional capital to our competitors. New competitors, whether newly formed insurers or competitors resulting from alliances or mergers among existing competitors, could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for market share more effectively than we do.
The rapid evolution of artificial intelligence (“AI”) and technology in general may alter the competitive landscape. While we expect to continue to leverage technology, data, and analytics efficiently, it is possible that competitors will leverage AI and technology solutions more effectively which may adversely impact our competitive position. Competitors could enter the insurance market and further accelerate these trends. Our competitive position could be adversely impacted if we are unable to deploy, in a cost effective and competitive manner, technology or if our competitors collect and use data which we do not have the ability or access to utilize.
A number of new, proposed, or potential legislative or industry developments could further increase competition in our industry. For example, there has been an increase in capital-raising by companies with whom we compete, which could result in new entrants to our markets and an excess of capital in the industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.
We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk-adequate rates, and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our business, financial condition, and our results of operation could be adversely affected.

We may be unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us.
We use reinsurance to help manage our exposure to insurance risks. Reinsurance is a practice whereby one insurer, called the reinsurer, agrees to indemnify another insurer, called the ceding insurer, for all or part of the potential liability arising from one or more insurance policies issued by the ceding insurer. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. In addition, reinsurance programs are generally subject to renewal on an annual basis. We may not be able to obtain reinsurance on acceptable terms or from entities with satisfactory creditworthiness. In addition to using external reinsurers, we primarily use Ategrity Limited, to reinsure our products. As of December 31, 2025, 80% of Ategrity Specialty’s net written premium was ceded via a quota share arrangement to Ategrity Limited. If we are unable to obtain new reinsurance facilities or to renew expiring facilities, our net exposures would increase. In such event, if we are unwilling to bear an increase in our net exposure, we would have to reduce the level of our underwriting commitments, which would reduce our revenues.
Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. Some exclusions are with respect to risks that we cannot exclude in policies we write due to business or regulatory constraints. In addition, reinsurers are imposing terms, such as lower per occurrence and aggregate limits, on direct insurers that do not wholly cover the risks written by these direct insurers. As a result, we, like other direct insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses. We may also write risks that do not fall within the coverage provided by our reinsurance contracts, or we may purchase types of reinsurance that inadequately cover our risks, and in such an event, we may be exposed to greater risk and greater potential losses. See also “Business—Reinsurance.”
We are subject to reinsurance counterparty credit risk.
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of December 31, 2025, we had $150.4 million of reinsurance recoverable, net of allowance for credit losses of $0. These risks could cause us to incur increased net losses, and, therefore, adversely affect our business and financial condition.

Our loss reserves may be inadequate to cover our actual losses, which could have an adverse effect on our financial condition, results of operations, and cash flows.
Our success depends on our ability to accurately assess the risks related to the businesses and people that we insure. We establish reserves for losses and loss adjustment expenses for the best estimate of the ultimate payment of all claims that have been incurred, or could be incurred in the future, and the related costs of adjusting those claims, as of the date of our consolidated financial statements. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us, and our ultimate liability may be greater or less than our estimate.
As part of the reserving process, we review historical data and consider the impact of such factors as:
•claims inflation, which is the sustained increase in cost of raw materials, labor, medical services, and other components of claims cost;
•claims development patterns by line of business and by “claims made” versus “occurrence” policies;
•pricing for our products;
•legislative activity;
•social and economic patterns; and
•litigation, judicial, and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our reserves using new information on reported claims and a variety of statistical techniques and modeling simulations. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results may deviate, perhaps substantially, from our reserve estimates. Furthermore, our business has been and will continue to be subject to change as we grow and introduce new product lines. If our overall product mix changes significantly from what it has been in the past, the historical information and data we rely on for purposes of making decisions with respect to our reserve practices may not represent our current product mix or claims environment, and such information may cause our reserves to be inadequate as a result.
In recent years, the insurance industry has experienced what is commonly referred to as “social inflation,” including increased litigation activity, broader theories of liability, larger jury awards, more frequent punitive damage awards and more aggressive plaintiff practices. Social inflation may increase claim severity beyond historical trends and may adversely affect our ability to accurately estimate reserves. If social inflation continues or accelerates, our reserves may prove to be inadequate, which could adversely affect our financial condition and results of operations.
The following uncertainties may also have an impact on the adequacy of our resources:
•When we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force even if such claims are only brought after the policy has lapsed. Accordingly, claims may arise many years after a policy has lapsed. Nearly all of our net casualty loss reserves were associated with “occurrence” policies as of December 31, 2025.
•When a claim is received (irrespective of whether the policy is a “claims made” or “occurrence” basis form), it may take considerable time to fully appreciate the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time.
•New theories of liability are enforced retroactively from time to time by courts.
•Volatility in the financial markets, economic events, and other external factors may result in an increase in the number of claims and severity of the claims reported. In addition, elevated inflationary conditions would, among other things, cause loss costs to increase. See also “—Adverse economic factors, including recession, inflation, periods of high unemployment, or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.”
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the reserves we have established. As we enter new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to us and additional lags between the time of reporting and final settlement of any claims. Consequently, estimates of loss associated with specified claims can increase as new information emerges, which could cause the reserves for the claim to become inadequate.
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have an adverse effect on our future earnings and liquidity and our financial rating. See “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Reserves for unpaid losses and loss adjustment expenses.”
Given the inherent uncertainty of models and tools, the usefulness of such models and tools to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates. A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
Our approach to risk management relies on subjective variables that entail significant uncertainties. In addition, we and Zimmer Partners, LP, a Delaware limited partnership and the investment manager of the Absolute Return Utility & Infrastructure Fund, the Absolute Return MidCap Fund, and our fixed income portfolios (the “Investment Manager”) rely on historical data and scenarios in managing credit and interest rate risks in our investment portfolio. Estimates, models, data, tools and scenarios that are utilized may not produce accurate predictions and consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.
Our increasing use of AI-enabled analytics and automated decision-support tools may introduce additional complexity and uncertainty into our modeling framework. AI systems may produce outputs that are inaccurate, incomplete or not readily explainable, and small changes in input data or model parameters may result in materially different outputs. If such systems generate incorrect or misleading results, including outputs not grounded in underlying data, our underwriting, pricing, reserving or risk selection decisions may be adversely affected. While we implement review and validation procedures designed to mitigate such risks, these controls may not detect all errors or unintended consequences.
We use analytics and models to provide us with objective risk assessment relating to our portfolio of insurance risks, some of which relies on third-party vendor’s capabilities. We use these models to help us measure and control risk accumulation, to inform management and other stakeholders of capital requirements, to improve the risk/return profile of our insurance portfolio, and to design our reinsurance structure and assess the optimal amount of reinsurance to purchase. Given the inherent uncertainty of modeling techniques and the application of such techniques, however, these models and databases may not accurately address a variety of matters which might impact certain of our coverages.
In addition, certain AI-enabled tools and analytics platforms we utilize are provided by third-party vendors and may rely on proprietary algorithms over which we have limited transparency or control. Service interruptions, pricing changes, access restrictions, insolvency, cybersecurity incidents, or discontinuation of such services could disrupt our operations or require significant transition costs. We conduct due diligence and ongoing monitoring of certain third-party technology providers, however, such diligence may not identify all operational and counterparty risk.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the modeled outputs. These assumptions address a number of factors that impact loss potential, and these factors vary considerably across lines of business. Examples include, but are not limited to business class, industry classifications, or areas of practice or operations; company financial condition; stock price volatility; insured investment strategies; company policies and procedures; distribution and volatility of expected claim amounts; future trends in claim severity and frequency; expected development of historical paid and reported claims; and regulatory and judicial environment associated with insured location or venue. Furthermore, there are risks which are either poorly represented or not represented at all by our models. Each modeling assumption or un-modeled risk introduces uncertainty into our estimates that management must consider. These uncertainties can include, but are not limited to, the following:
•the models do not address all the possible hazard characteristics;
•the models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms, and conditions; and
•the models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political or regulatory impact on insurance claim payments.
The outputs from the models and other tools we use, together with other qualitative and quantitative assessments, are used in our underwriting process to evaluate risk. Our methodology for estimating losses may differ from methods used by other companies and external parties given the various assumptions and judgments required. We use data from third parties in our models and other tools as part of our underwriting process to evaluate risks and estimate losses. We rely on these third parties to ensure that the data they provide is accurate.
Certain AI and machine learning systems, particularly those provided by third parties, may operate as “black box” models with limited explainability. Reduced transparency into the logic or data underlying such systems may impair our ability to validate outputs, demonstrate regulatory compliance, respond to inquiries or defend underwriting and claims decisions.
As a result of these factors and contingencies, our reliance on assumptions, tools, and data we use is subject to a high degree of uncertainty that could result in actual losses that are materially different from our estimates and our financial results could be adversely affected.

A decline in the financial strength rating or financial size category assigned to Ategrity Specialty or to Ategrity Limited may adversely affect the amount of business we write and thus our business, financial condition, and results of operation.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best uses a quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. This analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy, and management. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2025, A.M. Best has assigned a financial strength rating of “A-” (Excellent) to both Ategrity Specialty and to Ategrity Limited. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell, or hold our common stock or any other securities we may issue. A.M. Best periodically reviews the financial strength ratings assigned to Ategrity Specialty and to Ategrity Limited and may revise downward or revoke such ratings at its sole discretion based primarily on its analysis of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance, and business profile. Factors that could affect such analysis include, but are not limited to:
•if we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;
•if unfavorable financial, regulatory, or market trends affect us, including excess market capacity;
•if our losses exceed our loss reserves;
•if we experience worse-than-expected underwriting results or increased volatility in those results;
•if we have unresolved issues with government regulators;
•if we are unable to retain our senior management or other key personnel;
•if our investment portfolio incurs significant losses or our liquidity is limited; or
•if A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.
These and other factors could result in a downgrade of the financial strength rating assigned to Ategrity Specialty or to Ategrity Limited or may result in A.M. Best placing such financial strength rating outlook on a negative watch. A downgrade or withdrawal of the ratings assigned to Ategrity Specialty or to Ategrity Limited could result in any of the following consequences, among others:
•causing our current and future brokers and insureds to choose other, more highly-rated competitors;
•increasing the cost or reducing the availability of reinsurance to us;
•severely limiting or preventing us from writing new and renewal insurance contracts; or
•making it more difficult for us to incur indebtedness if we are required to do so.
In 2021, A.M. Best issued a negative outlook to Ategrity Specialty and Ategrity Limited which reflected A.M. Best’s concern over then-recent underwriting volatility, which resulted in pressure on our results of operations and enterprise risk management fundamentals. Although the outlook was subsequently changed to stable in 2023 after a change in management team and improvements in results of operations and enterprise risk management, the financial strength rating assigned to Ategrity Specialty and to Ategrity Limited may be impacted in the future by volatility and other factors. In addition, in light of the earnings and capital pressures recently experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate, or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have an adverse effect on our business, financial condition, and results of operations.
We rely on a select group of brokers, and such relationships may not continue.
We distribute the majority of our products through a select group of brokers. For the year ended December 31, 2025, 46.5% of our gross written premiums were distributed through three of our brokers. Our relationship with any of these brokers may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. The termination of a relationship with one or more significant brokers could result in lower gross written premiums and could have an adverse effect on our business, financial condition, results of operations, and prospects.
Because our business depends on wholesale agents and brokers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
Substantially all of our products are ultimately distributed through wholesale agents and brokers who have the principal relationships with retail agents and brokers who themselves have the relationships with our end-client policyholders. Wholesale agents and brokers generally own the “renewal rights,” and thus our business model is dependent on our relationships with, and the success of, the wholesale agents and brokers with whom we do business. Further, we are also dependent on the relationships our wholesale agents and brokers maintain with the retail agents and brokers from whom they source their business.
Our relationship with our wholesale agents and brokers may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. For example, as insurance distribution firms continue to consolidate, their ability to influence commission rates may increase as may the concentration of business we have with a particular broker. Further, certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and remitted to us. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of Ategrity Specialty, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the agents and brokers with which we work. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite no related premiums being paid to us. Similarly, if we are limited in our ability to cancel policies for non-payment, our underwriting profits may decline and our business, financial condition, and results of operations could be adversely affected.
We review the financial condition of potential new brokers before we agree to transact business with them, and we periodically review the agencies and brokers with whom we do business to identify those that are not aligned with our business objectives. Following these periodic reviews, we may restrict such distributors’ access to certain types of products or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results. We also periodically conduct audits of our policyholders to ensure that their revenues and other exposure metrics are in-line with our underwriting decision at the time of binding the policy. If we find that exposure metrics are higher than originally estimated, we bill the policyholder for additional premiums. Because audits are often performed after the expiration of a policy, we are exposed to uncollectability of those premiums if a policyholder has failed or refuses to pay its additional premiums.
Because we rely on these distributors as our sales channel, any deterioration in the relationships with our distributors or failure to provide competitive compensation could lead our distributors to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the distributors with whom we do business exceed their granted authority, fail to transfer collected premium to us or breach the obligations that they owe to us. Although we routinely monitor our distribution relationships, such actions could expose us to liability.
Also, if insurance distribution firm consolidation continues at its current pace or increases in the future, our sales channels could be affected in a number of ways, including loss of market access or market share in certain geographic areas. Specifically, we could be negatively affected due to loss of talent as the people or individual brokers most knowledgeable about our products and with whom we have developed strong working relationships, or that represent a larger portion of our business, exit the business following an acquisition, or increases in our commission costs as larger distributors acquire more negotiating leverage over their fees. Any such disruption that materially affects our sales channel could have a negative impact on our business, financial condition, and results of operations.
As the speed of digitization accelerates, we are subject to risks associated with both our distributors and their ability to keep pace. In an increasingly digital world, distributors who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to utilize more technology-driven distributors.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions in our policies, could have an adverse effect on our business, financial condition, and results of operations.
It is possible that loss limitations or exclusions in our policies will not be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, some of our policies may limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have an adverse effect on our business, financial condition, and results of operations. In addition, court decisions could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.
These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued. We may also become subject to disputes relating to bad faith allegations which could result in us incurring losses in excess of policy limits.
Our failure to accurately pay claims in a timely manner and to monitor and detect fraud could adversely affect our business, financial condition, results of operations, and prospects.
We must accurately and promptly evaluate and pay claims that are made under our policies. Many factors affect our ability to accurately pay claims in a timely manner, including the training and experience of our claims representatives, the effectiveness of our claims representatives and management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions, and other factors. Our failure to accurately pay claims in a timely manner could lead to regulatory and administrative actions or material litigation, including bad faith claims, undermine our reputation in the marketplace, and adversely affect our business, financial condition, results of operations, and prospects.
We may be unable to prevent, monitor, or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including fraudulent policy acquisitions or claims activity, or if inadvertent errors occur with such prevention, monitoring, and detection systems due to human or computer error, our business could be adversely impacted. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.
Instances of fraud may result in increased costs, including possible settlement and litigation expenses, and could have an adverse effect on our business and reputation. In addition, failure to monitor and detect fraud can result in regulatory fines or penalties.
Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.
Our business is exposed to the risk of severe weather conditions, earthquakes, and man-made catastrophes. In particular, the risks of these events may be heightened in certain geographies where we provide insurance coverage, including the risk of hurricanes in Florida, Texas, the Gulf Coast states and certain East Coast states, the risk of fires, floods, and earthquakes in California, and the risk of severe convective storms in certain Midwest states. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms, and fires, or man-made events such as explosions, war, terrorist attacks, and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. The occurrence of a natural disaster or other catastrophe loss could adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have an adverse effect on our ability to predict, quantify, reinsure, and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.
The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. We manage our exposure to losses by analyzing the probability and severity of the occurrence of loss events and the impact of such events on our overall underwriting and investment portfolio. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have an adverse effect on business, financial condition, and results of operations.
Our business is also exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. If pandemics, outbreaks, and other events occur or re-occur, our business, financial condition, results of operations, and cash flows may be adversely affected.
Because we provide our agents with the ability to bind smaller-sized policies directly in our cloud-based underwriting system, failures to comply with our underwriting guidelines may occur, which could adversely impact our business, financial condition, and results of operations.
We market and distribute our smaller-sized insurance products through agents that have limited quoting and binding authority through our cloud-based underwriting system. These agents can bind certain risks. If any of these agents fail to comply with our underwriting guidelines and the terms of their appointments, such as misclassifying certain risks, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated losses and loss adjustment expenses. Such actions could adversely affect our business, financial condition, and results of operations. We actively audit the business bound through our systems by agents, including digital monitoring, but we cannot ensure that all compliance failures are detected and resolved.
If actual renewals of our existing contracts do not meet expectations, our written premiums in future years and our future results of operations and prospects could be adversely affected.
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Additionally, during periods of intense competition, the E&S market may shrink as standard insurance carriers expand risk appetite and extend coverage to the E&S market. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, and fewer opportunities to underwrite insurance risk. If we are unable to modify our pricing in response to such fluctuations to stay competitive and retain our customers, our business, financial condition, results of operations, and cash flows may be adversely affected. In addition, if actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations and prospects would be adversely affected.
We may act based on inaccurate or incomplete information regarding the accounts we underwrite.
We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.

Our employees could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers, and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have an adverse effect on our financial condition and business operations.
Changes in accounting practices and future pronouncements may materially affect our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholders’ equity, and other relevant financial statement line items.
Ategrity Specialty is required to comply with SAP. SAP is subject to constant review by the National Association of Insurance Commissioners (“NAIC”) and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
Public attention to environmental, social, and governance initiatives may expose us to negative public perception, cause reputational harm, impose additional costs on our business, or impact our stock price.
In the past, attention has been directed towards publicly traded companies regarding environmental, social, and governance (“ESG”) matters. A failure, or perceived failure, to respond to investor or customer expectations related to ESG concerns could cause harm to our business and reputation. More recently, public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential ESG benefits). Our insureds include a wide variety of industries, including potentially controversial industries. Damage to our reputation as a result of our provision of policies to certain insureds could result in decreased demand for our insurance products and could have an adverse effect on our business, operational results, and financial results, as well as require additional resources to rebuild our reputation, competitive position, and brand strength.
In addition, this emphasis on ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements, including with respect to climate change. ESG and sustainability-related regulation and legislation, to the extent implemented, will require us to incur significant additional costs to comply, including the implementation of significant additional internal controls, processes, and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors as well as impose additional disclosure obligations on us. Additionally, our customers or other business partners may require us to provide additional climate-related information if they are also subject to additional climate-related disclosure laws or regulations in other jurisdictions. If we fail to comply with new laws, regulations, or reporting requirements, or we fail to provide complete and accurate information to our customers or other business partners, our reputation and business could be adversely impacted.
Risks related to the market and economic conditions
Adverse economic factors, including recession, inflation, periods of high unemployment, or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as real estate, hospitality, construction, and retail (which would affect several of our underwriting divisions at one time), were to significantly change, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
For the year ended December 31, 2025, there were five states in which 5.0% or more of our gross written premiums were concentrated: California (18.9%), Florida (16.1%), Texas (10.1%), New York (8.3%) and Georgia (5.4%). Any economic downturn in any such states could have an adverse effect on our business, financial condition, and results of operations.
Changes in interest rates and financial markets may adversely affect our investment income, book value and liquidity.
A significant portion of our invested assets consists of fixed maturity securities. Rising interest rates may reduce the fair value of our fixed income portfolio, which could result in unrealized losses and a reduction in stockholders’ equity. Although we may hold such securities to maturity, significant declines in market value could adversely affect our capital position and financial flexibility.
Conversely, declining interest rates may reduce our investment income as maturing securities are reinvested at lower yields. Volatility in credit spreads, liquidity conditions or broader capital markets may also affect the valuation of our investments and could result in realized losses if securities are sold to meet liquidity needs.

Prolonged market dislocations or declines in asset values could adversely affect our financial condition and results of operations.
The insurance business is historically cyclical in nature, with periods of favorable pricing and underwriting conditions that may be followed by increased competition and rate declines. These cyclical conditions may materially affect our financial performance and cause our results of operations to vary from quarter to quarter and may not be indicative of future performance.
Historically, insurance carriers have experienced significant fluctuations in results of operations due to competition in our industry, frequency and severity of catastrophic events, fluctuating interest rates, claims exceeding loss reserves, levels of capacity, deviations from expected renewal rates of existing policies and contracts, adverse investment performance, cost of reinsurance coverage, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity (soft market cycle) as well as periods when shortages of capacity increased premium levels (hard market cycle). Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C insurance companies tends to follow this cyclical market with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results. At present, we believe we are experiencing a relatively hard market cycle. However, we cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. As a result, our results of operations are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results will continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage.
Global climate change may have an adverse effect on our financial results.
Although uncertainty remains as to the nature and effect of future efforts to curb greenhouse gas emissions and thereby mitigate their potential long-term effects on the climate, a broad spectrum of scientific evidence suggests that manmade production of greenhouse gas has had an adverse effect on the global climate. Our insurance policies are generally written for one year and repriced annually to reflect changing exposures. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely impact our business, financial condition, and results of operations. Climate change may also increase litigation risk, including coverage disputes, claims against insureds related to climate-related liabilities, or actions asserting that insurers have failed to adequately disclose or manage climate-related risks.
Risks related to the regulatory environment
Extensive and evolving insurance regulation and regulatory enforcement could restrict our operations, increase our costs and adversely affect our financial condition and results of operations.
Our insurance subsidiaries are subject to extensive regulation and supervision by state insurance departments in the United States and by the Bermuda Monetary Authority. Insurance regulation governs, among other matters, licensing, solvency and capital requirements, permissible investments, underwriting and pricing practices, claims handling, reinsurance arrangements, dividend and other capital distributions, affiliate transactions, enterprise risk reporting, cybersecurity, data usage and corporate governance.
The insurance regulatory framework is complex, fragmented across jurisdictions and subject to change, often with limited advance notice. Changes in existing laws or regulations, the adoption of new laws or regulations, or changes in the interpretation, application or enforcement of existing requirements could materially and adversely affect our operations. Regulatory authorities may impose new or more stringent capital, reserving, liquidity or reinsurance requirements; restrict the types of risks we may underwrite; limit the use of certain underwriting practices, data sources or pricing methodologies; increase reporting or examination obligations; or impose additional restrictions on dividends or other distributions from our insurance subsidiaries to the holding company.
Regulatory authorities also have broad discretion in the interpretation and enforcement of insurance laws and regulations. We may be subject to periodic examinations, inquiries, investigations or enforcement actions, the outcomes of which may be uncertain. Any such action could require us to modify our business practices, incur significant compliance or remediation costs, pay fines or penalties, suspend or limit certain operations, or restrict our ability to grow in particular jurisdictions.
In addition, our excess and surplus lines business is subject to state-specific eligibility, tax and filing requirements, and we rely on surplus lines brokers to comply with such requirements. Failure to comply with applicable laws and regulations, whether by us or by our distribution partners, could result in penalties, reputational harm, limitations on our ability to conduct business or increased regulatory scrutiny.
Because regulatory developments are often influenced by political, economic and social factors beyond our control, we cannot predict how insurance regulation will evolve or how future regulatory or supervisory actions may affect us. Any material adverse regulatory development or failure to comply with applicable requirements could adversely affect our business, financial condition, results of operations and cash flows.
Failure to maintain our risk-based capital at the required levels could adversely affect our ability to maintain regulatory authority to conduct our business.
Ategrity Specialty is required to have sufficient capital and surplus in order to comply with insurance regulatory requirements, support its business operations and minimize its risk of insolvency. The NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurers, known as risk-based capital, that all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. It identifies insurers that may be inadequately capitalized by looking at certain risk factors, including asset risk, credit risk, and underwriting risk with respect to the insurer’s business in order to determine an insurer’s authorized control level risk-based capital. An insurer’s risk-based capital ratio measures the relationship between its total adjusted capital and its authorized control level risk-based capital.
Insurers with a ratio falling below certain calculated thresholds may be subject to varying degrees of regulatory action, including heightened supervision, examination, rehabilitation, or liquidation. An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. Lower percentages trigger increasingly severe regulatory responses. In the event of a mandatory control level event (triggered when an insurer’s total adjusted capital falls below 70% of its authorized control level risk-based capital), an insurer’s primary regulator is required to take steps to place the insurer into receivership.
In addition, the IRIS is a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. If our ratios fall outside of the usual range for one or more ratios set forth by the IRIS for any number of reasons, it could subject us to heightened regulatory scrutiny or measures or create investor uncertainty around the stability of our financial condition, which could harm our business.
Further, the NAIC has promulgated a Model Regulation to Define Standards and Commissioner’s Authority for Companies Deemed to be in Hazardous Financial Condition (the “Hazardous Financial Condition Standards”), which has been adopted by many states in whole or part. If our financial condition is deemed by state insurance regulators to meet the Hazardous Financial Conditions Standards, it could subject us to heightened regulatory scrutiny or measures or create uncertainty around the stability of our financial condition, which could harm our business.
As a relatively new entrant to the insurance industry, we may face additional capital and surplus requirements as compared to those of our larger and more established competitors. Failure to maintain adequate risk-based capital at the levels required by law and/or the Delaware Department of Insurance as described above could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business.
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have an adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Stuart J. Zimmer, the Chair of our Board of Directors, is the Chief Executive Officer and founder of ZFSG and the Investment Manager. Currently, as Mr. Zimmer, a revocable trust for Mr. Zimmer’s benefit, and an irrevocable trust for his immediate family are the ultimate controlling persons in our insurance holding company system, he and the trusts are required to file an annual enterprise risk report in Delaware. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states, including Delaware, have already done so.
The NAIC and international insurance regulators, including the International Association of Insurance Supervisors, are also working to develop group capital standards. In December 2020, the NAIC adopted a group capital calculation (“GCC”) tool using an RBC aggregation methodology for all entities within the insurance holding company system, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has stated that the calculation is a regulatory tool and does not constitute a capital requirement or standard, but there can be no guarantee that will remain the case. It is unclear how the GCC will interact with existing capital requirements for insurance companies in the United States and with international capital standards. It is possible that we may be required to hold additional capital as a result of future developments.
We may become subject to additional government or market regulations which may have an adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also established the Federal Insurance Office (the “FIO”) and vested the FIO with the authority to monitor all aspects of the insurance sector and the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Federal Reserve as a bank holding company. Legislation has been introduced from time to time in Congress that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. In addition, the Bermuda reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has implemented and imposed additional requirements on the companies it regulates, which requirements could adversely impact the operations of Ategrity Limited. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition, or results of operations.
Additionally, we currently derive revenues from customers in the cannabis industry. As such, any risks related to the cannabis industry, including but not limited to cannabis being deemed a controlled substance under federal laws, may adversely impact our clients and potential clients, which may in turn, impact our services. The legality of cannabis could be reversed in one or more states, which might force businesses, including our customers, to cease operations in one or more states entirely. A change in the legal status of, or the enforcement of federal laws related to, the cannabis industry could negatively impact us and lead to a decrease in our revenue through the loss of current and potential customers.
Increased regulation or scrutiny of alternative investment advisors and certain trading methods such as short selling could affect the Investment Manager’s ability to manage our investment portfolios or affect our business reputation.
A substantial portion of our portfolio assets are allocated to the Utility & Infrastructure Investments, which is comprised of investments in private investment funds managed by the Investment Manager. The legal, tax, and regulatory environment worldwide for private investment funds and their managers is evolving. New laws and regulations or actions taken by regulators that restrict the ability of the Investment Manager to pursue its investment program or employ brokers and other counterparties could have a material adverse effect on the Utility & Infrastructure Investments.
The Investment Manager is regularly involved in trading activities that involve a number of U.S. and foreign securities law regimes. Violations of any such law (or allegations of such violations) could directly or indirectly result in severe restrictions on the Investment Manager’s activities and, indirectly, do damage to our investment portfolio or the reputation of the Investment Manager and to us. In addition, the securities and futures markets are subject to comprehensive statutes, regulations, and margin requirements. The SEC, other regulators, and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. Any future regulatory change could have a significant negative impact on our investment portfolio and, accordingly, our financial condition and results of operations.
For example, the Investment Manager routinely engages in short selling for the account of the funds underlying the Utility & Infrastructure Investments. Short sale transactions have been subject to increased regulatory scrutiny, including the imposition of restrictions on short selling certain securities and reporting requirements. The Investment Manager’s ability to execute a short selling strategy in managing the Utility & Infrastructure Investments may be adversely impacted by temporary or new permanent rules, interpretations, prohibitions, and restrictions adopted in response to these adverse market events. Temporary restrictions or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities of the Investment Manager. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities, or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with such temporary restrictions or that impose additional or different permanent or temporary limitations or prohibitions. The SEC might impose different limitations or prohibitions on short selling from those imposed by various non-U.S. regulatory authorities. These different regulations, rules, or interpretations might have different effective periods.
Regulatory authorities could, from time to time, impose restrictions that adversely affect the Investment Manager’s ability to borrow certain securities in connection with short sale transactions for the Utility & Infrastructure Investments. In addition, traditional lenders of securities are often less likely to lend securities under certain market conditions. As a result, the Investment Manager may not be able to effectively pursue a short selling strategy due to a limited supply of securities available for borrowing. We may also incur additional costs in connection with short sale transactions effected for the Utility & Infrastructure Investments, including in the event that the Investment Manager is required to enter into a borrowing arrangement with respect to the Utility & Infrastructure Investments in advance of any short sales. Moreover, the ability to continue to borrow a security is not guaranteed and our account will be subject to strict delivery requirements. The inability to deliver securities within the required time frame may subject us to mandatory close out by the executing broker-dealer. A mandatory close out may subject us to unintended costs and losses. Certain action or inaction by third parties, such as executing broker-dealers or clearing broker-dealers, may materially impact the Investment Manager’s ability to effect short sale transactions for the Utility & Infrastructure Investments.
Additionally, the NAIC may institute changes to the risk-based capital charges and capital requirements for invested assets held by insurers, including additional requirements that may apply in relation to alternative investments such as the Utility & Infrastructure Investments, requiring Ategrity Specialty to hold additional capital in order to support its investments and meet relevant state risk based capital requirements.
Changes in tax law may have an adverse impact on our business.
Ategrity Limited may be subject to change in tax laws resulting from the Organisation of Economic Co-operation and Development (“OECD”) and/or European Union tax initiatives to the extent that such or similar tax legislation is enacted or otherwise adopted by Bermuda. For example, the OECD, together with the G20 countries, has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, in December 2021, the OECD issued model rules aimed at implementing a global minimum corporate tax rate of 15%. Bermuda has signed on to the BEPS inclusive framework. In response to the framework, Bermuda adopted the Corporate Income Tax Act 2023 (the “CIT Act”) on December 27, 2023. Entities subject to tax under the CIT Act will be Bermuda constituent entities of multi-national groups with respect to fiscal years beginning on or after January 1, 2025, notwithstanding any assurances that may have been provided pursuant to the Exempted Undertakings Tax Protection Act 1966. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least EUR 750 million for two of the four previous fiscal years.
If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). In response to concerns raised by the United States, the OECD recently finalized a “side-by-side” approach, under which certain U.S.-parented multinational enterprises may be exempt from certain BEPS rules. It is not entirely clear how this side-by-side agreement will be implemented by each participating jurisdiction. As a result, these BEPS rules remain under negotiation and continue to evolve. We are still evaluating whether the CIT Act will be applicable to Ategrity Limited and, if applicable, the extent to which the impact of any Bermuda corporate income tax could be offset by any tax credits available under Part 4 of the CIT Act. The CIT Act could, if applicable to Ategrity Limited or any of our subsidiaries that is incorporated or has a permanent establishment in Bermuda, increase taxes payable by us and adversely affect our financial condition.
Risks related to our operations
We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain qualified personnel.
We depend on our ability to attract and retain experienced and seasoned personnel who are knowledgeable about our business. Our senior management team, including our Chief Executive Officer, Justin Cohen, and our President and Chief Underwriting Officer, Chris Schenk, plays an important role in our strategic direction, broker partnership, corporate culture, and our continued

success as an organization. The loss of Mr. Cohen, Mr. Schenk, or other members of our senior management team could adversely impact our business.
We could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. Our current succession plans and employment arrangements with certain key executives do not guarantee their services will continue to be available to us.
The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Certain of our employees are subject to non-compete and non-solicitation provisions that generally apply during, and extend for six to twelve months following the termination of, their employment. Not all jurisdictions permit such non-compete agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including with any of our competitors and there are no assurances that our non-compete agreements with any such key personnel would be enforceable in a cost-effective manner, if at all. Should any of our key personnel terminate his or her employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
We could suffer security breaches, loss of data, cyberattacks, and other information technology failures, and are subject to laws and regulations concerning data privacy and security that are continually evolving. Actual or suspected information technology failures or failures to comply with applicable law could disrupt our operations, damage our reputation, and adversely affect our business, financial condition, or results of operations.
Our business is highly dependent on our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers, agents, and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements. We also rely on our information and telecommunications systems for employees to interact with each other within the company, as most employees work on a remote basis a majority of their time as opposed to in physical offices. Some of these systems may include or rely on third-party systems provided by third-party service providers and/or not located on our premises or under our control.
We and our service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of systems and confidential information, including vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products, or services. The risk of a data security breach or a disruption has generally increased in frequency, intensity, and sophistication. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect and generally are not recognized until launched against a target. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses, ransomware, a security breach by an unauthorized person, employee error, malfeasance, faulty password management, or other irregularity, and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. We have implemented security measures designed to protect against breaches of security, such as business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships. We cannot guarantee that these measures will be effective and sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or otherwise operate in the ordinary course of business. We may be unable to adequately investigate or remediate any vulnerabilities to our systems, even if identified, due to attackers using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence.
Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of, our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition, and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
In addition, as part of our normal business activities, we handle information related to individuals including, but not limited to, employees, claimants, individual third-party brokers or agents, and individual vendors. As such, we are subject to various federal, state, and local laws, regulations, and industry standards. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws.
Any failure or perceived failure by us to comply with laws, regulations, policies, or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights.
Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality or license agreements with our employees, customers, service providers, partners, and others to protect our intellectual property rights. The steps we take to protect our intellectual property, however, may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.
Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or to our brand. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
We employ third-party and open-source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open- source licenses could result in increased costs or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. If portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

We may not be able to effectively implement or adapt to changes in technology, particularly with respect to artificial intelligence, which may result in interruptions to our business or even in a competitive disadvantage.
Developments in technology are affecting the insurance business. For example, insurance companies are beginning to use artificial intelligence in a number of applications, including risk assessment, claims processing, customer service, fraud detection, and predictive analytics and modeling. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future, and it is possible that we may not be able to effectively implement or adapt to new technologies. We have not determined the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies. In addition, changes in technology typically outpace corresponding regulations, which may lead to periods of uncertainty in the permissible uses of certain technology and to differences or even inconsistencies in the regulatory approaches across jurisdictions. The absence of regulations or conflicts in regulations may further limit our ability to implement new technology in an effective and timely manner.
We are subject to stringent and changing privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
We are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators in states in which we conduct our business. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.
Privacy and data security regulation in the United States is rapidly evolving. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective January 1, 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
In addition, California voters approved the November 2020 ballot measure which enacted the California Privacy Rights Act (the “CPRA”), substantially expanding the requirements of the CCPA.

As of January 1, 2023, the CPRA gave consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”; add e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring private lawsuits; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The effects of the CCPA, CPRA and other similar state or federal laws are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs, and subject us to increased potential liability.
Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation, or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business.
Any future acquisitions, strategic investments, or new platforms could expose us to further risks or turn out to be unsuccessful.
From time to time, we may pursue growth through acquisitions and strategic investments in businesses or new underwriting or marketing platforms. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, personnel, or underwriting or marketing platforms could result in a substantial diversion of management resources and the emergence of other risks, such as potential losses from unanticipated litigation, a higher level of claims than is reflected in reserves, loss of key personnel in acquired businesses, or an inability to generate sufficient revenue to offset acquisition costs.
Our ability to manage our growth through acquisitions, strategic investments, or new or alternative platforms will depend, in part, on our success in addressing such risks. Any failure by us to implement our acquisitions, new platforms, or strategic investment strategies effectively could have an adverse effect on our business, financial condition, results of operations, and prospects.
Risks related to our growth
Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model and our future prospects.
Our business commenced operations in 2018. Our limited operating history may make it difficult to evaluate our current business and our future prospects. While our revenue has grown in recent periods, this growth rate may not be sustainable and should not be considered indicative of future performance, and we may not realize sufficient revenue to maintain profitability in the future. As we grow our business, we expect our revenue growth rates may slow in future periods due to several reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall market, and our failure to capitalize on growth opportunities or the maturation of our business. In addition, we have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business may be harmed.

We may not be able to manage our growth effectively.
Our gross written premiums grew from $437.0 million for the year ended December 31, 2024, to $581.5 million for the year ended December 31, 2025. As of December 31, 2025, we had 203 total employees, up from 169 as of December 31, 2024. In addition, since our business commenced operations in 2018, we have expanded our geographic footprint, now offering insurance in 48 states. Our rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to enhance our operational, financial, and management controls as well as our reporting systems and procedures. In addition, our growth plan will require us to make significant investments in technology. Such investments will also require us to roll out and integrate new technology platforms and to migrate our products from our existing platforms. Such technology may not perform up to our specifications and we may be required to make additional expenditures to remediate any deficiencies. We may not achieve our desired returns on such investments in technology as a result. Additionally, we have experienced and may continue to experience periods of increased levels of demand that place strains on our existing resources. Our human resources, systems, and technology may not be adequate to sustain the level of customer service and quality control we strive to provide in such situations. Such demand may exceed the capacity of the infrastructure and systems we have in place to meet such demand. Any failure under such circumstances to address our clients’ needs on a timely and efficient basis could result in loss of business and damage to our reputation. Any of the foregoing could have an adverse effect on our customer satisfaction, reputation, competitive position, and our brand. Additionally, we intend to further grow our business in the future, which could require additional capital, systems development, and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees, or effectively incorporate the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have an adverse effect on our business, financial condition, and results of operations.
Risks related to our liquidity and access to capital
Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends and service our debt obligations depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends or make other distributions on shares of our common stock in the foreseeable future. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend policy.” Because we are a holding company with no business operations of our own, our ability to pay dividends and other distributions to stockholders largely depends on dividends and other distributions from our primary insurance subsidiaries, Ategrity Specialty and Ategrity Limited. State and foreign insurance laws, including the laws of Delaware and Bermuda, restrict the ability of Ategrity Specialty and Ategrity Limited, respectively, to determine how we declare stockholder dividends and make other distributions. State and foreign insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. See Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.”
The payment of any extraordinary dividend by Ategrity Specialty requires the prior approval (or no disapproval after thirty days’ notice) of the Commissioner of the Delaware Department of Insurance.

“Extraordinary dividend” is defined under the Delaware Insurance Code as any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (a) ten percent of Ategrity Specialty’s surplus as of December 31 of the preceding year, or (b) Ategrity Specialty’s net income for the twelve-month period ending December 31 of the preceding year, but does not include pro rata distributions of any class of the insurance company’s own securities. In addition, Ategrity Specialty’s may not declare or pay a dividend or other distribution from any source other than earned surplus without the Delaware Commissioner’s prior approval.
In addition, insurance regulators have broad powers to prevent a reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. Delaware may in the future adopt statutory provisions more restrictive than those currently in effect.
Ategrity Limited is highly regulated and is required to comply with various conditions before it can pay dividends or make distributions to us. Bermuda law, including the Insurance Act 1978, as amended, and related rules and regulations (the “Insurance Act”), and the Companies Act 1981, as amended (the “Companies Act”) impose restrictions on Ategrity Limited’s ability to pay dividends to us based on solvency margins and surplus and capital requirements. These restrictions, and any other future restrictions adopted by the BMA, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by Ategrity Limited without affirmative approval of the BMA.
Any determination to pay dividends or other distributions in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law, and other factors our Board of Directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking immediate cash dividends should not purchase our common stock.
The maximum amount of dividends that our subsidiaries can pay us during 2026 without regulatory approval is $41.7 million.
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business and divert cash flow from operations for debt service.
As of December 31, 2025, we had no outstanding indebtedness. See Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operation—Liquidity and capital resources.”
We may incur substantial indebtedness in the future, and, if we do so, the risks related to our level of indebtedness could increase.
If we were to incur indebtedness in the future, it could affect our operations in several ways, including but not limited to the following:
•increase our vulnerability to changes in general economic, industry, and competitive conditions;
•require us to dedicate a portion of our cash flow to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
•place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore potentially more able to take advantage of opportunities that our level of indebtedness would prevent us from pursuing; and

•impair our ability to obtain additional financing in the future.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our capital is insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities or other debt may have rights, preferences, and privileges that are senior to those of the shares of common stock offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition, or results of operations could be adversely affected.
Risks related to our investment strategy
Our business, prospects, financial condition, or results of operations may be adversely affected by the performance of our investment portfolios or reductions in the aggregate value of our investment portfolios.
Our results of operations depend in part on the performance of our investment portfolio, including our Utility & Infrastructure Investments and our fixed income portfolios which are managed by us or the Investment Manager. We derive a significant portion of our income or loss from our investment in the Absolute Return Utility & Infrastructure Fund. As of December 31, 2025, consolidated investments in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership, reflected on a net asset basis, totaled $178.9 million, representing approximately 99.7% of the net assets of the Utility Limited Partnership. As of December 31, 2025, the Utility Limited Partnership had gross assets of $181.3 million and gross liabilities of $2.2 million. As a result, we have significant exposure to the investments in the Absolute Return Utility & Infrastructure Fund, as well as to our other investment assets. Our investments held through the Utility Limited Partnership are carried on the balance sheet of the Absolute Return Utility & Infrastructure Fund at fair market value and are subject to potential losses and declines in market value. In turn, we value our investment in the Utility Limited Partnership at fair value, which is estimated based on our share of the net asset value (“NAV”) of the Absolute Return Utility & Infrastructure Fund as provided by the Investment Manager. For more information about the risks of this investment, see Part I, Item 1A, “Risk Factors—Risks associated with the Investment Manager’s strategy in managing the Utility & Infrastructure Investments could be greater than the investment risks faced by some of the other insurers with whom we compete.”
Our investment portfolio that is not invested in the Utility & Infrastructure Investments consists almost entirely of cash, cash equivalents, loans to affiliates, and predominantly investment-grade fixed income securities, which are held in accounts managed internally or by the Investment Manager. Our fixed-maturity security invested assets totaled $558.4 million as of December 31, 2025. This fixed investment portfolio is subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate, typically referenced as the yield on U.S. treasury securities, that market participants require to compensate them for assuming credit, liquidity, and/or prepayment risks. Credit spreads vary in response to the market’s perception of risk and liquidity in a specific issuer or specific sector. Additionally, credit spreads are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Our fixed income portfolio includes investments in U.S. Treasury bonds. In May 2025, Moody’s downgraded the U.S. long-term issuer and senior unsecured ratings to Aa1 from Aaa and changed its outlook to stable from negative in response to the increase in government debt and interest payment ratios to levels that are significantly higher than similarly rated sovereigns. This and any further downgrades could negatively impact our investment portfolio. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets.
The U.S. inflation rate began increasing in 2021, peaked in the middle of 2022 and began to gradually decline in the second half of 2022. Sustained levels of high inflation generally cause the U.S. Federal Reserve (the “Fed”) and other central banks to increase interest rates. The Fed raised its benchmark interest rate 11 times between March 2022 and July 2023 to curb inflation. The Fed wants inflation to return to its 2% goal over time and it is still high in absolute terms. The Fed has lowered its benchmark interest rate three times since September 2024 by an aggregate 100 basis points to a new range of 3.50% to 3.75% from its 23-year high of 5.25% to 5.50%. Should interest rates continue to decline, including as a result of steps taken by the federal government to slow inflation, such as the passage of the Inflation Reduction Act of 2022, a low interest rate environment would place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our results of operations. Conversely, future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
Alternatively, a decline in market interest rates could have an adverse effect on investment income as we invest cash in new investments that may earn less than our portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate or credit spread sensitivity effectively.
Our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities. The success of our investments will be affected by, among other things, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of our investments), market structure, trade barriers, currency exchange controls, national and international political circumstances (including wars, terrorist acts, or security operations), and the occurrence of various events (including hurricanes, earthquakes, and other natural disasters). For example, the increasing use of tariffs, economic sanctions and export controls may impact the success of our investments. See Part II, Item 7, “Management’s discussion and analysis of financial condition and results of operation—Quantitative and qualitative disclosures about market risk.” In addition, the Utility & Infrastructure Investments portfolio is broadly concentrated in utility and infrastructure-related industries, thus exposing our investments to energy and commodity price fluctuations.
Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolios that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector, or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, volatility of interest rates, widening of credit spreads, bankruptcies, defaults, significant ratings downgrades, geopolitical instability, and a decline in equity or commodity markets, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. This could have a material effect on certain of our investments. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base and thereby affect our ability to underwrite new business. Additionally, such losses could have an adverse impact on our stockholders’ equity, business and financial strength, and debt ratings.
The aggregate performance of our investment portfolio also depends to a significant extent on the ability of us and the Investment Manager, in the management of our portfolios, to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure of the Investment Manager to perform its services in a manner consistent with product mandates or our investment guidelines.
The market and credit risks described above could reduce our net investment income and result in realized or unrealized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio do not reflect prices at which actual transactions would occur. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our loss and loss adjustment expense reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate loss and loss adjustment reserves, unexpected sudden large losses, such as catastrophes, or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities. See Part I, Item 1A, “Risk Factors—Risks related to our investment strategy—We have a limited ability to withdraw our capital from the Utility & Infrastructure Investments.”

We face risks associated with our reliance on the Investment Manager and its employees.
The performance of our investments is dependent on the ability of the Investment Manager, and more specifically, the portfolio manager of the Investment Manager, to develop and implement investment strategies that achieve the investment objectives of the accounts that they manage. If Stuart J. Zimmer ceases to be involved in the management of the Investment Manager or our other portfolios managed by the Investment Manager, the Utility Limited Partnership could be adversely affected. Mr. Zimmer is not prohibited from resigning. In addition, Mr. Zimmer has material responsibilities within the Investment Manager that are completely separate from his duties to our accounts and the Utility & Infrastructure Investments. There is no prohibition on an expansion or change to such other responsibilities. We have no special withdrawal rights if Mr. Zimmer were to cease to be involved in the management of the Investment Manager, or materially reduce his duties with respect to the Utility & Infrastructure Investments or our other portfolios managed by the Investment Manager; rather we would have the right to withdraw only in accordance with the withdrawal provisions detailed in the Utility Limited Partnership Agreement.
The Utility & Infrastructure Investments and our other portfolio investments managed by the Investment Manager face operational risks from the Investment Manager’s’ management of the Utility & Infrastructure Investments and our other portfolio investments, including from misconduct by employees or service providers of the Investment Manager, which could result in material losses to our investment portfolio and, by extension, to us.
Our investment portfolio is exposed to operational risks from the Investment Manager and its employees and service providers, including from potential non-compliance with policies and regulations, employee misconduct, negligence, and fraud, each of which could result in material losses to the investment portfolio. In recent years, a number of investment managers and other financial institutions have suffered material losses due to, for example, the actions of traders executing unauthorized trades or other employee misconduct.
It is not always possible to deter or fully prevent employee misconduct and the precautions the Investment Advisers take to prevent and detect this activity may not always be effective. Any impact from the incident described above or other similar operational risks may result in material losses to our investment portfolio and, by extension, the Company.
Our investment portfolios and their performance substantially depend upon the ability of the Investment Manager to select and manage appropriate investments.
Pursuant to the investment management agreements for the fixed income accounts and the Utility & Infrastructure Investments, the Investment Manager has discretion and authority to make all investment decisions on behalf of our accounts, including the power to purchase, acquire, hold, invest, reinvest, sell, or otherwise dispose of the underlying assets or securities.
The trading strategies that the Investment Manager utilizes with respect to the Utility & Infrastructure Investments at any time may encompass a variety of techniques, both directly and derivatively, all of which may be based on any combination of systematic and discretionary analysis as determined by the Investment Manager in its sole discretion. The Utility & Infrastructure Investments are subject to all of the risks associated with the purchase and sale of complex leveraged instruments, including without limitation, the difficulty of accurately predicting price movements in particular investment positions and the difficulty of assessing the impact that an unpredictable multitude of economic and other events may have on prices or the value of investments. The Investment Manager utilizes a variety of speculative trading strategies which, if unsuccessful, could result in a complete loss of our investments. The trading and investment activities employed by the Investment Manager with respect to the Utility & Infrastructure Investments are not limited to these strategies and techniques and the Investment Manager is permitted to pursue any investment strategy and/or technique that the Investment Manager determines in its sole discretion to be appropriate for the Utility & Infrastructure Investments from time to time. We cannot assure stockholders as to how assets will be allocated to different investment opportunities, including long and short positions and derivatives trading, which could increase the level of risk associated with the Utility & Infrastructure Investments. The performance of the Utility & Infrastructure Investments depends fundamentally on the ability of the Investment Manager to select and manage appropriate investments for the Utility & Infrastructure Investments.
The Utility & Infrastructure Investments are speculative, entail substantial risks, and are subject to various conflicts of interest. There is no guarantee, assurance, or representation that the investment objectives of the Utility & Infrastructure Investments will be achieved or that the Utility & Infrastructure Investments will not result in significant losses, which consequently could significantly and negatively affect our business, results of operations, and financial condition.
In addition, under each of the Limited Partnership Agreements, each General Partner has the authority to dismiss from employment any and all agents, managers, consultants, advisors, and other persons, and has general management discretion and authority regarding the applicable Limited Partnership. Because each General Partner is an affiliate of the Investment Manager, it may have conflicts of interest with respect to decisions relating to such matters.
Each Limited Partnership is required to indemnify and hold harmless such Limited Partnership’s General Partner and under certain circumstances, the Investment Manager pursuant to the applicable Limited Partnership Agreement. As a result, in general, we do not expect to have recourse to the Investment Manager for our losses in the event that the Investment Manager (or its affiliates) incur losses, all of which could have an adverse impact on our financial conditions and results of operations.
We have a limited ability to withdraw our capital from the Utility & Infrastructure Investments.
Because the Utility Limited Partnership Agreement limits our ability to withdraw our capital from the Utility Limited Partnership to certain specified uses without the Utility General Partner’s consent, including without limitation, to pay insurance claims, operating expenses, in each case at the end of the quarter upon 45 days written notice, and because there is no secondary market for interests in the Utility Limited Partnership, an investment in the Utility Limited Partnership has limited liquidity.
Under the MidCap Limited Partnership Agreement, we are permitted to redeem 25% of our capital in the MidCap Limited Partnership at the end of a quarter upon 75 days’ notice. After such redemption, we may withdraw the remainder of our capital in equal installments for successive calendar quarters upon at least 75 days’ notice. A withdrawal made prior to the last business day of the third full calendar quarter occurring on or after the day immediately preceding the date on which our capital contribution was made will be subject to a withdrawal reduction of 3.75% of the gross withdrawal proceeds attributable to such capital. There is no secondary market for interests in the MidCap Limited Partnership. In light of the above restrictions, an investment in the MidCap Limited Partnership has limited liquidity.
Should the Limited Partnerships be terminated by the General Partners (as applicable), all assets will be liquidated in accordance with the terms set out in the applicable Limited Partnership Agreements and we will no longer receive returns in connection with this investment. If any of the Limited Partnerships is terminated, there can be no assurance that we will be able to replace the Investment Manager as our investment manager or achieve investment results comparable or better than those achieved by such Limited Partnership.

The General Partners, the Investment Manager, and their respective affiliates have potential conflicts of interest that could adversely affect us.
The structure and operations of the Investment Manager and its affiliates (and, by extension, how the Utility & Infrastructure Investments and the fixed income accounts managed by the Investment Manager are constructed, managed, and advised) give rise to a number of actual and potential conflicts of interest which may adversely affect us.
The Investment Manager and the General Partners are both controlled by ZFSG, which is also our controlling stockholder. The Investment Manager and its affiliates currently manage, and expect to continue to manage, third-party client and proprietary accounts, some of which have objectives that overlap with the investment objectives of the Utility & Infrastructure Investments and our fixed income portfolios managed by the Investment Manager. The Investment Manager’s interests will at times conflict with our interests, which may potentially adversely affect our and the Limited Partnerships’ investment opportunities and returns. Additionally, we pay management fees to the Investment Manager pursuant to the agreements we have entered into with the Investment Manager which may be different from the fees paid by other accounts managed by the Investment Manager.
ZFSG and its affiliates, including the Investment Manager, engage in other business ventures and investment opportunities that will not be allocated equitably among us and such other business ventures.
ZFSG and its affiliates, including the Investment Manager, participate in various financial activities and have created multiple products that employ overlapping or substantially similar strategies and/or compete for limited trading and investment opportunities but are designed to achieve materially different expected risk-reward profiles. ZFSG and its affiliates, including the Investment Manager, engage in a wide-range of investment and other financial activities, many of which are not offered to us or to our accounts that are managed by the Investment Manager.
The Investment Manager also serves as investment manager of other investment vehicles. The Investment Manager, its principal, and its affiliates conduct investment activities for their own accounts and may serve as investment adviser, investment manager, or in a similar capacity to various other entities, co-investors, and managed accounts in the future. Situations may occur where our accounts that are managed by the Investment Manager could be disadvantaged because of the investment activities conducted by the Investment Manager for other clients due to, among other things, the limited availability of an opportunity or the market impact of orders for multiple accounts.
Additionally, decisions made by the Investment Manager on behalf of our accounts have the potential to vary materially from the decisions made by the Investment Manager and its affiliates on behalf of other clients (including its principal and its affiliates), including during times of market stress and during liquidation events. Because the Investment Manager employs the same or substantially similar strategies on behalf of many of its clients (including ZFSG and its affiliates) and because such clients often trade the same or similar instruments, the decisions made by the Investment Manager, on behalf of any individual client are likely to have a material impact on other clients. This impact is likely to be exacerbated during times of market stress and/or during liquidation events. For example, to the extent that the Investment Manager decides to liquidate or “de-lever” all or any portion of another client’s portfolio for any reason, the market’s reaction to such liquidation or deleveraging is likely to adversely affect the Utility & Infrastructure Investments or the Investment Manager’s ability to liquidate or de-lever the same or similar positions, whether or not the Investment Manager has made the independent decision to liquidate or de-lever the Utility & Infrastructure Investments.

The historical performance of the Investment Manager (including the performance of the Utility & Infrastructure Investments) should not be considered as indicative of our or the Utility & Infrastructure Investments’ future results.
The historical returns of the funds managed by the Investment Manager (including the performance of the Utility & Infrastructure Investments) are not necessarily indicative of future results. Results for the Utility & Infrastructure Investments could differ materially from the results of other funds managed by the Investment Manager. In addition, even if the Utility & Infrastructure Investments generate investment income in a given period, our overall performance could be adversely affected by losses generated by our insurance and reinsurance operations or other market dynamics. Poor performance of the Utility & Infrastructure Investments would cause a decline in our revenue and would therefore have a negative effect on our financial performance.
The ZIS Loan is a Related Party Transaction and is subject to the credit risk of an investment in ZIS and ZFSG, our parent company.
The ZIS Loan is a related party transaction. ZIS, which is a wholly-owned subsidiary of ZFSG, is the borrower under the ZIS Loan. Pursuant to the ZIS Loan, Ategrity Specialty Holdings LLC and Ategrity Limited have provided a loan with a principal amount of $94 million to ZIS. The ZIS Loan is guaranteed by ZFSG. ZFSG is also a guarantor under the Investment Manager’s credit facility and ZFSG’s guarantee of the ZIS Loan is expressly subordinated to any and all debts, liabilities and other obligations owing to the lenders to the Investment Manager’s credit facility by its terms. The ZIS Loan is secured by the shares ZFSG holds in ZIS and certain of our shares of common stock that are held by ZFSG.
ZIS is an employee benefits business with a very limited operating history. ZIS was formed in 2023 for the purpose of providing certain business services to affiliates of ZFSG, including Ategrity. ZIS also sponsors self-insurance healthcare plans on behalf of employers, with equity capital provided by ZFSG. On October 1, 2024, ZIS commenced providing insurance and other ancillary benefits to our employees and employees of other ZFSG affiliates pursuant to such plans. In connection with its self-insurance business, ZIS collects premiums and is responsible for the payment of claims pursuant to such plans. There are certain risks associated with the self-insurance model, including the risk that claims are reported in excess of ZIS’s available reserves. ZIS’s current customers are ZFSG affiliates, including Ategrity; however, ZIS intends to expand its offerings to other employers. Our investment in the ZIS Loan is dependent on cash from operating activities of ZIS in order to service the interest and principal payments on the ZIS Loan. If ZIS were not able to service its indebtedness on the ZIS Loan, or if there were a default on such loan, the value of the collateral underlying the ZIS Loan may not be sufficient to cover the amount we have invested in the ZIS Loan. In the event of bankruptcy proceedings relating to ZFSG, if a bankruptcy court were to substantively consolidate ZIS obligations with such proceedings, the recovery of our security interest could be subject to court approval and the timing of such recovery may be impeded as a result. In the event we were not able to recover the full value of our investment in the ZIS Loan, it could have a material adverse effect on our financial condition or results of operations.
Risks associated with the ZIS Loan and the Investment Manager’s strategy in managing the Utility & Infrastructure Investments could be greater than the investment risks faced by some of the other insurers with whom we compete.
We have a significant amount of financial exposure to the Utility & Infrastructure Investments and the ZIS Loan. As a result, our results of operations depend materially on the performance of the Utility & Infrastructure Investments and the ZIS Loan. The ZIS Loan is concentrated exposure to the credit of

ZFSG and ZIS. The ZIS Loan is secured only by the shares of ZIS held by ZFSG as well as certain of our shares owned by ZFSG. This investment may present more concentrated risk exposure than the fixed income investments of other insurers with which we compete.
The Utility & Infrastructure Investments are inherently speculative and involve certain risks. The Utility & Infrastructure Investments are made through various commingled investment vehicles that are managed on behalf of multiple clients of the Investment Manager, and not structured in relation to our specific financial objectives or anticipated insurance and reinsurance liabilities. To the extent we are required to fund these or other liabilities in meaningful amounts and/or unexpectedly, we could be forced to liquidate investments at a significant loss or at prices that are not optimal, which could significantly and adversely affect our financial results.
The risks associated with the ZIS Loan and the Investment Manager’s investment strategy could be greater than the risks associated with traditional investment strategies employed by some of the insurers with whom we compete. For example, the Absolute Return Utility & Infrastructure Fund currently employs a utility and infrastructure-focused, long/ short strategy, investing primarily in equities. Because the Absolute Return Utility & Infrastructure Fund’s investment portfolio is concentrated in utilities and infrastructure, our investment therein may be subject to more rapid change in value, including as a result of energy and commodity price fluctuations, than would be the case if the Absolute Return Utility & Infrastructure Fund were to maintain a wide diversification among securities or industry sectors. Furthermore, even within utilities and infrastructure, the investment portfolio may be relatively concentrated. This lack of diversification may subject the investments of the Absolute Return Utility & Infrastructure Fund to more rapid change in value than would be the case if the assets of the Absolute Return Utility & Infrastructure Fund were more widely diversified.
Fees to the Investment Manager are paid not only in the form of a management fee based on the amount invested in the Utility & Infrastructure Investments, but also are paid as a 20% annual incentive fee on the profits of the relevant fund at the end of each performance period. In the case of the Absolute Return MidCap Fund, such incentive fee increases to 30% above a 15% annualized return hurdle. The Investment Manager generally will not be penalized for losses or decreases in the value of the Utility & Infrastructure Investments. Therefore, the Investment Manager could be incentivized to pursue strategies that are speculative or expose us to more risk in order to focus on near-term gains rather than long-term growth, which may have an adverse impact on our financial condition, results of operations, and cash flows. Additionally, such fees may reduce the returns to our portfolio versus other possible strategies that have different fee structures or no fees at all.
The Investment Manager employs hedging for Utility & Infrastructure Investments by taking long and short positions in related instruments. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of such portfolio positions or prevent losses if the values of such positions decline, but establishes other positions designed to gain from those same developments, thus seeking to moderate the decline in the value of such portfolio position. Such hedging transactions also limit the opportunity for gain if the value of the portfolio position should increase. In the event of an imperfect correlation between a position in a hedging instrument and the portfolio position that it is intended to protect, the desired protection may not be obtained, and the Utility & Infrastructure Investments may be exposed to risk of loss. In addition, it is not possible to hedge fully or perfectly against any risk, and hedging entails its own costs. Positions which would typically serve as hedges could actually move in the same direction as the instruments they were initially attempting to hedge, adding further risk (and losses). The Investment Manager may determine not to hedge against certain risks, and certain risks exist that cannot be hedged.

Moreover, there are likely to be an increasing number of market participants who rely on strategies and techniques that are similar to those used by the Investment Manager, which may result in a substantial number of market participants taking the same action with respect to an investment and some of these market participants may be substantially larger than our positions in the Utility & Infrastructure Investments.
In managing the Utility & Infrastructure Investments, the Investment Manager will trade on margin and use other forms of financial leverage, which could potentially adversely affect our results.
The Investment Manager employs substantial leverage with respect to the Utility & Infrastructure Investments. Such leverage is achieved by borrowing funds from U.S. and non-U.S. brokers, banks, dealers, and other lenders, purchasing or selling instruments on margin or with collateral and using options, futures, forward contracts, swaps and various other forms of derivatives, and other instruments which have substantial embedded leverage.
If any fund underlying the Utility & Infrastructure Investments can no longer utilize margin or post collateral under such lending arrangements, it could be required to liquidate a significant portion of its portfolio, and trading would be constrained, adversely affecting such fund’s performance.
Trading on leverage may result in greater risks, exposures, interest charges, and costs, which may be explicit (e.g., in the case of loans) or implicit (e.g., in the case of many derivative instruments) and such charges or costs could be substantial. The use of leverage, both through direct borrowing and through the investment in various types of instruments across a wide variety of asset classes, can substantially increase the market exposure (and market risk) to which the Utility & Infrastructure Investments are subject. Specifically, if the value of the portfolio of any fund underlying the Utility & Infrastructure Investments fell below the margin or collateral level required by a prime broker or dealer, the prime broker or dealer would require additional margin deposits or collateral amounts. If such fund were unable to satisfy such a margin or collateral call by a prime broker or dealer, the prime broker or dealer could liquidate the fund’s positions in its account with the prime broker or for which the dealer is the counterparty and cause such fund to incur significant losses. The failure to satisfy a margin or collateral call, or the occurrence of other material defaults under margin, collateral, or other financing agreements, could trigger cross-defaults under such fund’s agreements with other brokers, dealers, lenders, clearing firms, or other counterparties, multiplying the adverse impact to the fund. In addition, because the use of leverage will allow such fund control of or exposure to positions worth significantly more than the margin or collateral posted for such positions, the amount that such fund may lose in the event of adverse price movements will be high in relation to the amount of this margin or collateral amount and could exceed the value of the assets of such fund. Trading of futures, forward contracts, equity swaps, and other derivatives, for example, generally involves little or no margin deposit or collateral requirement and therefore provides substantial implicit leverage. Accordingly, relatively small price movements in these instruments (and others) can result in immediate and substantial losses.
In the event of a sudden decrease in the value of any fund underlying the Utility & Infrastructure Investments, such fund might not be able to liquidate assets quickly enough to satisfy its margin or collateral requirements. In that event, such fund would become subject to claims of financial intermediaries that extended “margin” loans or counterparty credit. Such claims could exceed the value of the assets of the fund. Trading of futures generally involves little or no margin deposit requirement and therefore provides substantial leverage. Accordingly, relatively small price movements in these instruments (and others) can result in immediate and substantial losses.

The banks, dealers, and counterparties (including prime brokers, futures commission merchants, and central clearing houses) that provide financing to the funds underlying the Utility & Infrastructure Investments can apply essentially discretionary margin, haircut, financing, and collateral valuation policies. Changes by banks, dealers, and counterparties in any of the foregoing may result in large margin calls, loss of financing, and forced liquidations of positions at disadvantageous times or prices. There can be no assurance that the Utility & Infrastructure Investments will be able to secure or maintain adequate financing.
We and the Investment Manager engage in short selling, which could expose us to the potential for large losses.
The investment program for the Utility & Infrastructure Investments includes a significant amount of short selling. We also engage in certain short selling of treasury securities at the holding company level. Short selling transactions expose us and the Utility & Infrastructure Investments to the risk of loss in an amount greater than the initial investment, and such losses can increase rapidly and without effective limit. Short sales can, in certain circumstances, substantially increase the impact of adverse price movements in the Utility & Infrastructure Investments. A short sale of an instrument involves the risk of a theoretically unlimited loss from a theoretically unlimited increase in the market price of the instrument, which could result in an inability to cover the short position. In addition, there can be no assurance that securities or other instruments necessary to cover a short position will be available for purchase. There is the risk that the instruments borrowed in connection with a short sale would need to be returned to the lender on short notice. If such request for return of instruments occurs at a time when other short sellers of the subject instrument are receiving similar requests, a “short squeeze” can occur, wherein the holder of the short position might be compelled, at the most disadvantageous time, to replace the borrowed instruments previously sold short with purchases on the open market, possibly at prices significantly in excess of the proceeds received earlier in originally selling the instruments short. Purchasing instruments to close out the short position can itself cause the price of the instruments to rise further, thereby exacerbating any loss. There can be no assurance that securities necessary to cover a short position will be available for purchase.
Risks related to ownership of our common stock
Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.
Our quarterly results of operations are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this “Risk factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:
•market conditions in the broader stock market;
•actual or anticipated variations in our quarterly and annual results of operations or those of other companies in our industry;
•changes in market valuations of companies perceived to be similar to us;
•introduction of new products or services by us or our competitors;

•publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•results of operations or balance sheet items, such as reserves, that vary from expectations of securities analysts and investors;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the public’s response to our or our competitors’ filings with the SEC, press releases, or other announcements regarding acquisitions, restructurings, litigation, regulation, or other strategic actions and significant matters;
•changes in our Board of Directors, senior management, or other key personnel;
•sales of our common stock, including by our directors, executive officers, and principal stockholders;
•short sales, hedging, and other derivative transactions in our common stock;
•any indebtedness we may incur or securities we may issue in the future;
•actions by stockholders;
•changes in accounting principles;
•the occurrence of severe weather conditions and other catastrophes that affect or are perceived by investors as affecting us or our industry;
•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•investment performance;
•changes in our credit ratings; and
•the actual or anticipated passage of legislation or other regulatory developments affecting us or our industry.
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general market, economic, and political conditions, such as recessions, loss of investor confidence, or interest rate changes, may negatively affect the market price of our common stock.
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources or harm our business.
If securities analysts do not publish research or reports about our business or our industry or if they issue unfavorable commentary or issue negative recommendations with respect to our common stock, the price of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that equity research and other securities analysts publish about us, our business, and our industry. We do not have control over these analysts and we may be unable or slow to attract research coverage. One or more analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about us, our business, or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock price could decline rapidly and our common stock trading volume could be adversely affected.
Our articles of incorporation and bylaws provide that the Eighth Judicial District Court of the State of Nevada (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Nevada) is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders or make the litigation of such disputes more costly for stockholders.
Our articles of incorporation and bylaws provide that, unless we consent to the selection of an alternative forum, the Eighth Judicial District Court of the State of Nevada, sitting in Clark County (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Nevada) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any actions, suits, or proceedings, whether civil, administrative, or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim for breach of any fiduciary duty owed by any of our current or former directors, officers, employees, or agents to us or our stockholders, (iii) that is an internal action (as defined in Nevada Revised Statutes (“NRS”) 78.046), including any action or claim arising under or pursuant to NRS Chapters 78 or 92A or any provision of our articles of incorporation or our bylaws, or as to which the NRS confers jurisdiction on the District Court of the State of Nevada, (iv) to interpret, apply, enforce, or determine the validity of our articles of incorporation and bylaws or any agreement entered into pursuant to NRS 78.365 to which we are a party or a stated beneficiary or (v) asserting a claim governed by the internal affairs doctrine. Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision in our articles of incorporation and bylaws does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our articles of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, or stockholders which may discourage lawsuits with respect to such claims or make such lawsuits more costly for stockholders. Alternatively, if a court were to find the choice of forum provision contained in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Provisions in our articles of incorporation and bylaws and Nevada law could discourage, delay, or prevent a change in control of our company and may adversely affect the trading price of our common stock.
Provisions of our articles of incorporation and bylaws and Nevada law may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider advantageous, including transactions in which you would otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions will provide for, among other things:
•there is no cumulative voting in the election of our directors, which prevents the minority stockholders from electing director candidates;
•from and after such time as ZFSG and its affiliates no longer beneficially own more than 50% of the voting power of our capital stock, our board of directors will have an the exclusive right to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•from and after such time as ZFSG and its affiliates cease to beneficially own more than 50% of the voting power of our capital stock, actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;
•special meetings of our stockholders can be called only by the Chair of the board of directors, by our corporate secretary at the direction of our board of directors, or, until such time as ZFSG and its affiliates cease to beneficially own more than 50% of the voting power of our capital stock, the majority of the holders of our common stock;
•advance notice procedures that stockholders, other than ZFSG, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
•pursuant to Nevada law, a 66 2∕3% stockholder vote is required for removal of a director (with or without cause);
•from and after such time as ZFSG and its affiliates cease to beneficially own more than 50% of the voting power of our capital stock, a 66 2∕3% stockholder vote is required for the amendment, repeal, or modification of certain provisions of our articles of incorporation and any provisions of our bylaws; and
•our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying, or preventing a change of control.
The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
Certain anti-takeover provisions under Nevada law also apply to our company. We may be subject to Nevada’s statutes governing “combinations with interested stockholders” (NRS 78.411-78.444), which could prohibit us from entering into a “combination” with an “interested stockholder” for up to four years after the person first became an interested stockholder, unless certain conditions are met (for example in some circumstances, approval by our board of directors before such person became an interested stockholder, or approval by both our board of directors and a supermajority of the disinterested stockholders). Under these statutes, an interested stockholder is a person who beneficially owns (or is one of our affiliates or associates and, within the immediately prior two years, beneficially owned) stock with 10% or more of the corporation’s voting power. The inability of an interested stockholder to pursue the types of combinations restricted by these statutes could discourage, delay or prevent a merger, acquisition, or other change in control of our company. Our articles of incorporation will not opt out of NRS 78.411 through 78.444.
Further, if Nevada’s “acquisition of controlling interest” statutes (NRS 78.378-78.3793) are applicable to us, a person acquiring a significant proportion of our voting stock could be precluded from voting all or a portion of such shares under these statutes, which prohibit an acquirer of stock, under certain circumstances, from voting its “control shares” (meaning shares of outstanding voting stock that put the acquirer above certain specified ownership thresholds) acquired within 90 days immediately prior to crossing those ownership threshold percentages, unless the acquirer obtains approval of the disinterested stockholders or unless the articles of incorporation or bylaws of the issuing corporation in effect on the tenth day following the acquisition of the controlling interest provide that these statutes do not apply. If the voting rights are not approved, these statutes would allow us to call all of such control shares for redemption at the average price paid for such shares. We have opted out of these statutes in our bylaws with respect to acquisitions of shares by ZFSG and its affiliates.
These anti-takeover provisions could make it more difficult for a third party to acquire us even if many of our stockholders are in favor of the third party’s offer. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares or control our management or board.
Applicable insurance laws may make it difficult to effect a change of control.
Under applicable Delaware insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Delaware insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Delaware-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Ategrity Specialty and would trigger the applicable change of control filing requirements under Delaware insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Delaware Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of Ategrity, including through transactions that some or all of the stockholders of Ategrity might consider to be desirable. See also “Regulation—Changes of control.”
Our share repurchase program may not enhance long-term stockholder value and could increase the volatility of our common stock price.
In February 2026 our Board of Directors has authorized a share repurchase program pursuant to which we may repurchase shares of our common stock from time to time in the open market, through privately negotiated transactions or otherwise. The timing, manner and amount of any repurchases are determined by management in its discretion and depend on a variety of factors, including our capital position, statutory surplus requirements, regulatory restrictions, liquidity, results of operations, market conditions and alternative uses of capital.
The existence of a share repurchase program does not obligate us to repurchase any specific number of shares, and the program may be modified, suspended or discontinued at any time without prior notice. Repurchases may be effected at prices that exceed the intrinsic value of our common stock and may reduce our available capital for underwriting, growth initiatives, strategic investments or other corporate purposes. In addition, repurchases could reduce our public float or increase the concentration of ownership among existing stockholders, and may increase the volatility of our stock price and adversely affect the trading market for our common stock.
Repurchases may also be funded, directly or indirectly, from dividends or other distributions from our insurance subsidiaries, which are subject to statutory and regulatory limitations. If regulatory capital requirements or other constraints limit our ability to upstream capital, our ability to execute repurchases may be restricted. There can be no assurance that our share repurchase program will enhance long-term stockholder value or that repurchases will be made at favorable prices.
Future sales, or the perception of future sales, of our common stock may depress the market price of our common stock.
Upon completion of the Initial Public Offering (“IPO”), we had an aggregate of 47,066,674 shares of our common stock outstanding. Of these shares, 7,666,667 shares were sold in the IPO and are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). All remaining shares of common stock outstanding following the IPO were “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. The Stockholders’ Agreement (as defined below) we entered into with ZFSG granted certain registration rights to ZFSG and certain of its affiliates with respect to shares of our common stock. Any shares registered pursuant to such registration rights are freely tradable in the public market. Sales of our common stock in the public market, or the perception that these sales could occur, may cause the market price of our common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
Our Board of Directors and our stockholders approved the 2025 Incentive Plan which permitted us to issue, among other things, stock options, restricted stock units, and restricted stock to eligible employees (including our named executive officers), directors, and advisors, as determined by the Board of Directors. As a result, any shares issued under the 2025 Incentive Plan will be freely tradable in the public market. If it is perceived that equity securities are granted under the 2025 Incentive Plan will be sold in the public market, then the price of our common stock could decline.
Also, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

ZFSG and its affiliates’ interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between ZFSG and its affiliates and us could be resolved in a manner unfavorable to us and our other stockholders.
Various conflicts of interest could arise between ZFSG and its affiliates and us. Ownership interests of directors or officers of ZFSG and its affiliates in our common stock and ownership interests of our directors and officers in the units of ZFSG and its affiliates, or a person’s service either as an employee, consultant, board observer, director, or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions relating to us. These conflicts of interest could relate to:
•corporate opportunities;
•the impact that operating decisions for our business may have on ZFSG and its affiliates’ consolidated financial statements;
•differences in tax positions between ZFSG and its affiliates and us and allocations of tax benefits under a Tax Allocation Agreement between us, Ategrity Specialty, Ategrity Limited, and ZFSG, dated April 1, 2018 (the “Tax Agreement”);
•future, potential commercial arrangements between ZFSG and its affiliates and us or between ZFSG and its affiliates and third parties;
•the fact that some of our management and other employees are also employed by, are consultants to, or serve as a board observer or director of ZFSG or its affiliates and may have conflicts of interest as a result of such dual roles;
•business combinations involving us;
•our dividend policy;
•certain board nomination and other rights granted to ZFSG and its affiliates under the Stockholders’ Agreement;
•management stock ownership; and
•the intercompany agreements between ZFSG and its affiliates and us.
Furthermore, disputes may arise between ZFSG and its affiliates and us relating to our past and ongoing relationship and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:
•tax, employee benefits, indemnification, and other matters;
•the nature, quality, and pricing of services ZFSG and its affiliates agree to provide to us;
•sales or other disposals by ZFSG and its affiliates of all or a portion of its ownership interest in us; and
•business combinations involving us.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.
We have various contracts and other arrangements in place with ZFSG and its affiliates. Certain related party transactions with ZFSG and its affiliates are also pre-approved by our audit committee in accordance with our policy concerning related party transactions. While we are controlled by ZFSG and its affiliates, we may not have the leverage to negotiate amendments to our agreements with ZFSG and its affiliates, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
ZFSG and its affiliates continue to hold more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the rules of the NYSE. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
We are and intend to continue utilizing these exemptions. As a result, we do not have a compensation and nominating, or corporate governance committees. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and the NYSE with respect to our audit committee.
ZFSG and its affiliates will be able to exert significant influence over us and our corporate decisions.
ZFSG and its affiliates own, in the aggregate, approximately 80.7% of our outstanding common stock. So long as ZFSG and its affiliates owns a significant amount of our outstanding common stock, ZFSG will be able to exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, ZFSG and its affiliates will be able to exert significant influence over the vote in any election of directors and any amendment of our articles of incorporation. ZFSG and its affiliates may act in a manner that advances their best interests and not necessarily those of other stockholders, including investors in this offering, by, among other things:
•delaying, preventing, or deterring a change in control of us;
•delaying, preventing, or deterring a change in the composition of our management or our Board of Directors;
•approval of the termination of certain agreements; or
•attempting to influence us to enter into transactions or agreements, including with related parties, that may not be in the best interests of all stockholders.
Substantially all of our net invested assets are managed by ZFSG through the Investment Manager. Accordingly, ZFSG and its affiliates may have a conflict of interest in managing our investments, which could increase amounts payable by us for asset management services or cause us to receive a lower return on our investments than if our investment portfolio was managed by another party. The investment strategies employed by the Investment Manager may expose us to more volatility and risk than more traditional insurance industry investment strategies might.

We have entered into a Stockholders’ Agreement that grants ZFSG the right to nominate individuals to our Board of Directors (including the Chair and Vice Chair of the Board of Directors) and its committees, provided certain ownership requirements are met.
The concentration of our ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, reduce liquidity in our common stock to the extent it reduces our public float, and may ultimately affect the market price of our common stock. Additionally, ZFSG currently consolidates the Company in the preparation of its financial statements and in order to continue to consolidate, ZFSG may be incentivized to maintain an ownership percentage in us above 80% for an indefinite period of time.
Our articles of incorporation provide that ZFSG has no obligation to offer us corporate opportunities.
ZFSG and the members of our board of directors who are affiliated with ZFSG, by the terms of our articles of incorporation, are not required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our articles of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our articles of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. ZFSG is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and ZFSG has no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of ZFSG were to enter into or acquire a business similar to ours. These potential conflicts of interest could have an adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by ZFSG to itself, its portfolio companies, or its other affiliates instead of to us.
Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we have and expect to continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us.
The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as new rules subsequently implemented by the SEC and the NYSE, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations, and standards will increase our operating costs and divert management’s time and attention from revenue-generating activities.
These changes place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees, and director and officer liability insurance costs, registrar and transfer agent fees, and listing fees, as well as other expenses. As a public company, we are required, among other things, to:
•prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of the NYSE;
•define and expand the roles and the duties of our Board of Directors and its committees;
•institute more comprehensive compliance and investor relations functions; and
•evaluate and maintain our system of internal control over financial reporting, and as of the second annual report on 10-K, report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.
We may not be successful in implementing these requirements and implementing them could adversely affect our business. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as executive officers.
In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares of common stock to decline.
We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports, and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
In addition, changes in trade policy may lead to market volatility, reduced economic activity, or shifts in customer behavior, which could adversely affect our customers, suppliers, and counterparties. Various tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. The extent to which tariffs or other trade restrictions will be imposed, remain in place, or be escalated is uncertain, and our inability to effectively mitigate their impact, particularly if claims costs increase as a result, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity Risk Management & Strategy
We maintain processes designed to identify, assess, and manage cybersecurity risks that could affect our information systems and data. Cybersecurity is integrated into our broader enterprise risk management (“ERM”) framework and is intended to address risks to the confidentiality, integrity, and availability of information used in our operations, including policyholder, underwriting, claims, employee, and financial data.
Our information security program includes administrative, technical and physical controls and procedures designed to prevent, detect, respond to and recover from cybersecurity incidents. These processes include periodic risk assessments, vulnerability management, incident response planning, business continuity and disaster recovery planning, and oversight of third-party service providers that have access to our systems or data. We periodically review and update our cybersecurity practices in light of changes in our business operations, technology environment, and evolving cybersecurity threats. Despite these efforts, cybersecurity risks cannot be completely eliminated, and we may not be able to prevent all cybersecurity incidents.

Cybersecurity Governance
Cybersecurity oversight forms part of our ERM governance structure and is overseen by our Board of Directors, with support from the Audit Committee. Management is responsible for overseeing cybersecurity risk management, with periodic reporting to the Board of Directors or an appropriate committee thereof. The Board and Audit Committee receive periodic updates regarding cybersecurity risks, significant incidents (if any), the status of remediation activities, results of risk assessments and IT audits, and the maturity of the information security program.
We maintain an Information Security Steering Committee (“ISSC”) chaired by our Chief Information Security Officer and comprised of senior executives. The ISSC meets at least quarterly to review cybersecurity risks, high-risk findings, regulatory developments, resource needs, and incident response preparedness. Our Chief Information Security Officer is responsible for leading the information security program, including implementing policies, monitoring threats, coordinating incident response activities and reporting material matters to senior management and the Board or Audit Committee, as appropriate.
As of the date of this filing, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, including our business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors—We could suffer security breaches, loss of data, cyberattacks, and other information technology failures, and are subject to laws and regulations concerning data privacy and security that are continually evolving. Actual or suspected information technology failures or failures to comply with applicable law could disrupt our operations, damage our reputation, and adversely affect our business, financial condition, or results of operations.”
Item 2. Properties
We utilize office facilities in New York, New York under the Shared Services Agreement and office space in Phoenix, Arizona and Atlanta, Georgia pursuant to office service agreements. We previously leased office space in Scottsdale, Arizona, which was subleased to an affiliate. We do not own any real property, and none of our leased or shared office arrangements are material to our business. We believe our existing facilities are adequate to support our current operations.
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of our business, including matters related to insurance coverage, claims handling, underwriting, employment, contractual relationships, and regulatory compliance.
We do not believe that any pending legal proceedings, individually or in the aggregate, are reasonably likely to have a material adverse effect on our business, financial condition, or results of operations. However, the outcome of legal proceedings is inherently uncertain, and adverse developments could occur.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information
Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol “ASIC” on June 11, 2025. Before then, there was no public market for our common stock.

Holders
As of March 6, 2026, we had 12 stockholders of record of our common stock.

Dividend Policy
We do not currently intend to pay cash dividends on our shares of common stock in the foreseeable future. Our Board of Directors may take into account a variety of factors when determining whether to declare any dividends, including (1) our financial condition, liquidity, results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), retained earnings and capital requirements, (2) general business conditions, (3) legal, tax and regulatory limitations, (4) contractual prohibitions and other restrictions, (5) the effect of a dividend or dividends on our financial strength ratings and (6) any other factors that our Board of Directors deems relevant.
Our status as a holding company and a legal entity separate and distinct from our subsidiaries affects our ability to pay dividends and make other payments. As a holding company without significant operations of our own, the principal sources of our funds are dividends and other payments from our subsidiaries. The ability of our insurance or reinsurance subsidiaries to pay dividends to us is subject to limits under insurance laws of the state or foreign jurisdiction in which Ategrity Specialty or Ategrity Limited is domiciled.
Performance Graph
The performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to S&P 500 Index and (3) the cumulative total returns to the S&P 500 Property & Casualty Index for the period from June 11, 2025 through December 31, 2025.
The graph assumes an initial investment of $100 and the reinvestment of dividends, if any. Such returns are based on historical results and are not indicative of future performance.
The performance graph shall not be deemed “soliciting material” or filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
6/11/2025
12/31/2025
Ategrity Specialty Insurance Company Holdings
S&P 500 Index
S&P 500 Property & Casualty Index

	June 11, 2025	December 31, 2025
Ategrity Specialty Insurance Company Holdings	$100.00	$85.13
S&P 500 Index	$100.00	$114.44
S&P 500 Property & Casualty Index	$100.00	$105.14
Issuer Purchases of Equity Securities
The Company has not repurchased any of its common stock.
Unregistered Sales of Equity Securities
None.
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
We have initially invested such net proceeds in fixed income securities. There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus on form 424(b) filed with the Securities and Exchange Commission on June 11, 2025.
Item 6. [ Reserved ]
Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” as well as set forth in other parts of this Annual Report on Form 10-K.
Overview
Ategrity Specialty Insurance Company Holdings is a specialty property and casualty insurance holding company dedicated exclusively to the excess and surplus (“E&S”) market for small to medium-sized businesses (“SMBs”) across the United States. Our underwriting operations are conducted through Ategrity Specialty Insurance Company, a Delaware-domiciled E&S insurer.
We underwrite small and medium-sized commercial risks across selected industry verticals, including Retail, Real Estate, Hospitality, and Construction. The SMB segment of the E&S market is characterized by a high volume of smaller-premium policies, where distribution partners expect speed, clarity, and consistency in the underwriting process. Our operating model uses a technology-driven method to standardize, simplify, and automate these transactions, which we call productionized underwriting. This method incorporates micro-segmentation, centralized underwriting governance, and automated workflows to promote consistent, disciplined execution across a high-volume of E&S transactions.
We operate on a surplus lines basis in 48 states and the District of Columbia. For the year ended December 31, 2025, there were five states in which 5.0% or more of our gross written premiums were concentrated: California (18.9%), Florida (16.1%), Texas (10.1%), New York (8.3%), and Georgia (5.4%).
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
•New business submissions;
•Binding of new business submissions into policies;
•Renewals of existing policies; and
•Average size and premium rate of new and existing policies.
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
Net earned premiums
Net earned premiums represent the earned portion of our net written premiums. Written premiums are earned on a pro rata basis over the terms of the policies, which are generally 12 months. The portion of premiums written applicable to the terms of the policies that have already elapsed is recorded as earned premiums.
Fee income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premiums are written. These policy fees may be assessed as either a flat amount or a variable charge, depending on the specific policy type. The total amount of policy fee income is primarily impacted by the volume of our written policies.
Losses and loss adjustment expenses
Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and the loss experience associated with the underlying coverage. In general, our losses and loss adjustment expenses are affected by:
•frequency of claims associated with the particular types of insurance contracts that we write;
•trends in the average size of losses incurred on a particular type of business;
•mix of business written by us;
•reinsurance agreements we have in place at the time of loss;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs;
•inflation in building material costs;
•wage inflation; and
•inflation in medical costs.
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
Net investment income
We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed income securities, the Utility & Infrastructure Investments, loans to affiliates, and cash and cash equivalents. Net investment income related to the Utility & Infrastructure Investments includes our proportionate share of the rebate, dividend, interest and other income, net of investment expenses, and investment management fees for the funds underlying the Utility & Infrastructure Investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio as measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates) and investment management and other related expenses. The size of our investment portfolio is mainly a function of our invested equity capital along with premiums we receive from our insureds less payments on policyholder claims.
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

Underwriting income is a non-GAAP financial measure. We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses relating to corporate activities and expenses recorded by us in connection with the Company’s Initial Public Offering. or “IPO”). For a reconciliation of underwriting income to the most directly comparable GAAP financial measure, information about why we consider underwriting income useful and a discussion of the material risks and limitations of underwriting income, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of non-GAAP financial measures”.
Adjusted net income attributable to stockholders is a non-GAAP financial measure. We define adjusted net income attributable to stockholders as net income attributable to stockholders, excluding certain non-operating expenses, which include expenses recorded by us in connection with the Company’s IPO. For a reconciliation of adjusted net income attributable to stockholders to the most directly comparable GAAP financial measure, information about why we consider adjusted net income attributable to stockholders useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of non-GAAP financial measures”.
Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of underwriting, acquisition, and insurance expenses less fee income to net earned premiums.
Combined ratio is the sum of loss ratio and expense ratio. A combined ratio under 100% indicates an underwriting profit. A combined ratio over 100% indicates an underwriting loss.
Return on stockholders’ equity is net income attributable to stockholders expressed as a percentage of average beginning and ending stockholders’ equity during the period.
Adjusted return on stockholders’ equity is a non-GAAP financial measure. We define adjusted return on stockholders’ equity as adjusted net income attributable to stockholders, expressed as a percentage of average beginning and ending stockholders’ equity during the period. For a reconciliation of adjusted return on stockholders’ equity to the most directly comparable GAAP financial measure, information about why we consider adjusted return on stockholders’ equity useful and a discussion of the material risks and limitations of adjusted net income attributable to stockholders, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of non-GAAP financial measures”.
Adjusted diluted earnings per share is a non-GAAP financial measure. We define adjusted diluted earnings per share as adjusted net income attributable to stockholders divided by weighted average common shares outstanding - diluted for the period. For a reconciliation of adjusted diluted earnings per share to the most directly comparable GAAP financial measure, information about why we consider adjusted diluted earnings per share useful and a discussion of the material risks and limitations of adjusted diluted earnings per share, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of non-GAAP financial measures”.
Results of operations
Year ended December 31, 2025, compared to Year ended December 31, 2024

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
($ in thousands)	2025	2024	Change	% Change
Gross written premiums	$581,530	$437,036	$144,494	33.1%
Ceded written premiums	(156,912)	(137,830)	(19,082)	13.8%
Net written premiums	$424,618	$299,206	$125,412	41.9%

Net earned premiums	361,695	290,635	71,060	24.4%
Fee income	6,582	918	5,664	617.0%
Losses and loss adjustment expenses	212,147	175,234	36,913	21.1%
Underwriting, acquisition and insurance expenses	113,309	98,567	14,742	15.0%
Underwriting income (1)	42,821	17,752	25,069	141.2%
Net investment income	42,376	24,046	18,330	76.2%
Net realized and unrealized gains (losses) on investments	12,651	28,140	(15,489)	(55.0)%
Interest expense	1,358	2,042	(684)	(33.5)%
Other income	1,035	95	940	989.5%
Other expenses	1,611	1,727	(116)	(6.7)%
Income before income taxes	95,914	66,264	29,650	44.7%
Income tax expense	19,785	12,316	7,469	60.6%
Net income	$76,129	$53,948	$22,181	41.1%
Less: Net (loss) income attributable to non-controlling interest - General Partner	2,127	6,858	(4,731)	(69.0)%
Net income attributable to stockholders	$74,002	$47,090	$26,912	57.2%

Key Metrics
Adjusted net income attributable to stockholders (1)	$74,619	$48,266
Loss ratio	58.7%	60.3%
Expense ratio	29.5%	33.6%
Combined ratio	88.2%	93.9%
Return on stockholders' equity	14.6%	13.1%
Adjusted return on stockholders' equity (1)	14.7%	13.4%
Diluted earnings per share	$1.58	$1.28
Adjusted diluted earnings per share(1)	$1.61	$1.32

(1)Each of these metrics is a non-GAAP financial measure. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
Premiums
The following table presents gross written premiums by product for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands, except percentages)	2025	% of Total	2024	% of Total
Casualty	$390,565	67.2%	$263,328	60.3%
Property	190,965	32.8%	173,708	39.7%
Gross written premiums	$581,530	100.0%	$437,036	100.0%

Gross written premiums were $581.5 million for the year ended December 31, 2025 compared to $437.0 million for the year ended December 31, 2024, an increase of approximately $144.5 million, or 33.1%. The increase was primarily driven by the execution of our growth initiatives and increased engagement across our expanding distribution network. Growth in our casualty lines was consistent with our strategic focus of expanding casualty-related products and verticals. The growth in our property lines primarily reflected increased premiums driven by our targeted growth initiatives.
Net written premiums were $424.6 million for the year ended December 31, 2025, compared to $299.2 million for the year ended December 31, 2024, an increase of approximately $125.4 million, or 41.9%. The increase was primarily attributable to higher gross written premiums.
Net earned premiums were $361.7 million for the year ended December 31, 2025, compared to $290.6 million for the year ended December 31, 2024, an increase of approximately $71.1 million, or 24.4%. The increase was primarily due to growth in gross written premiums.
Fee income
Fee income was $6.6 million for the year ended December 31, 2025 compared to $0.9 million for the year ended December 31, 2024, an increase of approximately $5.7 million. The increase was driven by implementation of market-standard policy-related fees.
Loss Ratio
Our loss ratio was 58.7% for the year ended December 31, 2025 compared to 60.3% for the year ended December 31, 2024. The decrease in the loss ratio was primarily driven by strong performance in our property portfolio and by the absence of net adverse prior year development in the current period.
Our losses paid in the years ended December 31, 2025 and 2024 were $133.3 million and $109.5 million, respectively. During the year ended December 31, 2025, there was no development on our net incurred losses for prior periods. For the year ended December 31, 2024, we incurred net losses of prior accident years of $5.4 million. This amount was primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Expense ratio
The following table summarizes the components of the expense ratio for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($ in thousands, except percentages)	2025	% of Net Earned Premiums	2024	% of Net Earned Premiums
Policy acquisition costs	$65,343	18.1%	$60,692	20.9%
Operating expenses, net of fee income (1)	41,384	11.4%	36,957	12.7%
Underwriting, acquisition and insurance expenses, net of fee income	$106,727	29.5%	$97,649	33.6%

(1) Net of fee income of $6.6 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.
Our expense ratio was 29.5% for the year ended December 31, 2025 compared to 33.6% for the year ended December 31, 2024. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.

The decrease in policy acquisition costs as percentage of net earned premiums was primarily attributable to a favorable shift in our business mix.
The decrease in operating expenses as a percentage of net earned premiums was primarily driven by the continued scaling of our business, where net earned premiums grew at a higher rate than our operating expenses, and by the benefit of an increase in our fee income.
Investing Results

	Year Ended December 31,
($ in thousands, except percentages)	2025	2024	$ Change	% Change
Investment income
Fixed-maturity securities	$27,043	$14,296	$12,747	89.2%
Short-term investments	5,525	2,703	2,822	104.4%
Cash equivalents	2,150	5,122	(2,972)	(58.0)%
Equity securities	—	44	(44)	(100.0)%
Loans to affiliates	4,850	1,002	3,848	384.0%
Securities sold not yet purchased	—	(569)	569	100.0%
Total fixed income	39,568	22,598	16,970	75.1%
Utility & Infrastructure Investments	3,263	1,669	1,594	95.5%
Other expenses	(455)	(221)	(234)	105.9%
Net investment income	$42,376	$24,046	$18,330	76.2%

Net realized and unrealized gains (losses) on investments	$12,651	$28,140	$(15,489)	(55.0)%

Net investment income was $42.4 million for the year ended December 31, 2025, compared to $24.0 million for the year ended December 31, 2024, an increase of $18.3 million, or 76.2%. This increase was driven by additional investments in fixed-maturity securities and short-term investments, including the investment of the proceeds from our IPO, as well as income from loans to affiliates. Included in net investment income were $3.3 million and $1.7 million attributable to Utility & Infrastructure Investments, net of investment management fees for the years ended December 31, 2025 and 2024, respectively.
Net realized and unrealized gains on investments were $12.7 million for the year ended December 31, 2025, compared to net realized and unrealized gains of $28.1 million for the year ended December 31, 2024, a decrease in gains of $15.5 million. This change was primarily driven by a decrease in net realized and unrealized gains related to the Utility & Infrastructure Investments, offset by increase in gains on sales of fixed-maturity securities, compared to the prior year period.
Interest expense
Interest expense was $1.4 million for the year ended December 31, 2025 compared to $2.0 million for the year ended December 31, 2024, a decrease of $0.6 million, or 33.5% primarily driven by the termination of our letter of credit agreements in September and October 2025.
Income tax expense (benefit)
Income tax expense was $19.8 million for the year ended December 31, 2025 compared to $12.3 million for the year ended December 31, 2024, an increase of approximately $7.5 million. Our effective tax rate was 20.6% for the year ended December 31, 2025 compared to 18.6% for the year ended December 31, 2024. The increase in our effective tax rate was primarily driven by a decrease in non-taxable pass-through income.

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
Underwriting income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses related to corporate activities and expenses recorded by us in connection with the Company’s IPO). Underwriting income is a measure of the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income among other things. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with GAAP and other companies may define underwriting income differently.
Underwriting income for the years ended December 31, 2025 and 2024 reconciles to income before income taxes as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Income before income taxes	$95,914	$66,264
Less:
Net investment income	(42,376)	(24,046)
Net realized and unrealized (gains) losses on investments	(12,651)	(28,140)
Other income	(1,035)	(95)
Add:
Interest expense	1,358	2,042
Other expenses	1,611	1,727
Underwriting income	$42,821	$17,752

Adjusted net income attributable to stockholders
We define adjusted net income attributable to stockholders as net income attributable to stockholders excluding certain other non-operating expenses, which include expenses recorded by us in connection with the Company’s IPO. Adjusted net income attributable to stockholders excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We use adjusted net income attributable to stockholders as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income attributable to stockholders should not be viewed as a substitute for net income attributable to stockholders calculated in accordance with GAAP, and other companies may define adjusted net income differently.
Adjusted net income attributable to stockholders for the years ended December 31, 2025 and 2024 reconciles to net income attributable to stockholders as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net income attributable to stockholders	$74,002	$47,090
Adjustments:
Other non-operating expenses (1)	781	1,489
Tax impact	(164)	(313)
Adjusted net income attributable to stockholders	$74,619	$48,266

(1)In the years ended December 31, 2025 and 2024, other non-operating expenses includes share-based compensation expenses recorded by us related to our IPO.
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
Adjusted return on stockholders’ equity for the years ended December 31, 2025 and 2024 reconciles to return on stockholders’ equity as follows:

	Year Ended December 31,
($ in thousands, except percentages)	2025	2024
Numerator: Adjusted net income attributable to stockholders	$74,619	$48,266
Denominator: Average stockholders’ equity	506,308	360,002
Adjusted return on stockholders' equity	14.7%	13.4%
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
Adjusted diluted earnings per share for the years ended December 31, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Year Ended December 31,
($ in thousands, except share and per share data)	2025	2024
Numerator: Adjusted net income attributable to stockholders	$74,619	$48,266
Denominator: Weighted-average shares outstanding - diluted	46,233,822	36,647,783
Adjusted diluted earnings per share	$1.61	$1.32
Liquidity and capital resources
Sources and uses of funds
We are organized as a holding company, and conduct our operations primarily through our insurance subsidiaries, Ategrity Specialty and Ategrity Limited. We depend on distributions from our insurance subsidiaries and other sources of liquidity.
We may receive cash through (1) loans from banks, (2) issuance of equity or debt securities, (3) corporate service fees from Ategrity Specialty, (4) payments from our subsidiaries pursuant to the Tax Agreement and other transactions, and (5) dividends from our insurance subsidiaries, subject to regulatory approval. We may use these sources to support premium growth, reduce reliance on reinsurance, pay dividends and taxes, fund operating expenses and meet other holding company obligations.
On a consolidated basis, our primary source of cash is premiums received from our insureds, and our primary uses of cash are payments of losses and loss adjustment expenses and operating expenses. The timing and amount of claim payments can vary significantly depending on claim severity, frequency and catastrophic events. As a result, liquidity management is an important consideration in our business, particularly at our insurance subsidiaries, where claims are paid. Our material cash requirements include payments of insurance claims and loss adjustment expenses, operating expenses, reinsurance premiums, and taxes payable under the Tax Agreement.
We are party to a tax allocation agreement with ZFSG under which consolidated federal and certain state income tax liabilities are settled with ZFSG rather than directly with taxing authorities. As a result, amounts recorded as income tax expense do not necessarily correspond to cash tax payments in the same period. Settlements under the agreement may occur in cash or, in certain circumstances, through the transfer of other assets. Accordingly, historical cash taxes are not indicative of future cash tax requirements and are not expected to represent a consistent recurring use of operating liquidity.
State insurance regulators require our insurance subsidiaries to maintain specified levels of capital and surplus. These capital requirements, along with rating agency considerations, influence our underwriting capacity and reinsurance strategy.
The insurance statutes of the state of domicile of the Company’s U.S. insurance subsidiary limits the amount of dividends that may be paid annually without prior regulatory approval. Generally, the limitations are based on the greater of (i) statutory net income, excluding realized capital gains, for the preceding year or (ii) 10.0% of statutory surplus at the end of the preceding year but limited to earned surplus. Insurance regulators have broad discretion to restrict the payment of dividends if statutory surplus is considered inadequate. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by Ategrity Specialty may adopt statutory provisions more restrictive than those currently in effect.
The Company’s Bermuda insurance subsidiary is subject to solvency, liquidity and capital requirements prescribed by the Bermuda Monetary Authority (“BMA”). Dividends may not be declared or paid if the insurer fails to meet its Enhanced Capital Requirement or prescribed solvency or minimum liquidity ratio. In addition, prior approval of the BMA is required for reductions of 15%

or more of the total statutory capital or 25% of the total statutory capital and surplus, as set forth in its previous year’s financial statements. Further, under the Companies Act, as amended (the “Companies Act”), Ategrity Limited may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due, or (2) the realizable value of its assets would be less than its liabilities.
The maximum amount of dividends that our subsidiaries can pay us during 2026 without regulatory approval is $41.7 million.
Liquidity Outlook
As of December 31, 2025, we held $29.7 million in cash and cash equivalents compared to $26.6 million as of December 31, 2024. As of December 31, 2025, we held $1.1 billion in cash and investments compared to $802.0 million as of December 31, 2024.
Management believes that the Company has sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for the next twelve months.
Share repurchase program
On February 12, 2026, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million worth of its outstanding common stock. The timing and amount of repurchases, if any, will depend on market conditions, capital requirements, and other factors. The authorization does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time.
Cash flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as employee compensation and benefits, technology costs, taxes, and professional services. We use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.
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
The following table set forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$147,190	$125,611
Net cash used in investing activities	(274,151)	(363,270)
Net cash provided by (used in) financing activities	130,109	(414)
Net change in cash and cash equivalents	$3,148	$(238,073)

Operating activities
Our net cash provided by operating activities was approximately $147.2 million for the year ended December 31, 2025, compared to $125.6 million for the year ended December 31, 2024. The increase was primarily driven by growth of our business and the timing of premiums receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $274.2 million for the year ended December 31, 2025, compared to net cash used in investing activities of approximately $363.3 million for the year ended December 31, 2024. The decrease was primarily driven by a significant deployment of excess cash balances into short-term investments during the year ended December 31, 2024.
Financing activities
Net cash provided by financing activities was approximately $130.1 million for the year ended December 31, 2025, compared to cash used in financing activities of $0.4 million for the year ended December 31, 2024. The increase was primarily driven by the net proceeds from our IPO as well as a capital contribution from ZFSG, partially offset by the payment of capital distribution to the Utility General Partner.
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
For the year ended December 31, 2025, property insurance represented 32.8% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective July 1, 2025, we purchased catastrophe reinsurance coverage of $43 million per event in excess of our $12 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $86 million and is in addition to the coverage provided by our other property reinsurance.
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

As of December 31, 2025, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. At December 31, 2025, the net reinsurance receivable, defined as the sum of paid and unpaid reinsurance recoverables, ceded unearned premiums less reinsurance payables, from five reinsurers represented 64.6% of the total balance. As of December 31, 2025, we recorded no allowance for credit losses related to our reinsurance balances.
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
Contractual obligations and commitments
Our gross reserves for losses and loss adjustment expenses at December 31, 2025 were $502.2 million, of which $179.5 million of payments are expected to be paid in less than one year and $322.7 million of payments are expected to be paid in one year or more. Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. Because claim payments may occur over extended periods of time and are dependent on claim development, actual payment timing may differ materially from the estimates above. See Note 11 of the notes to the consolidated financial statements and “—Critical accounting policies and estimates” for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.
Our leases consisted of one operating lease for office space expiring in 2028 that was subject to a renewal option at market rates prevailing at the time of renewal. We became a sublessor of the same office space when we entered into a sublease agreement effective July 1, 2022 with ZFSG. As of December 31, 2025, our obligations under this lease required payments of approximately $0.8 million per year for the remaining term of the lease.
We do not have any other material contractual obligations or commitments.
Financial condition
Stockholders’ equity
As of December 31, 2025, total stockholders’ equity was $614.3 million compared to $398.3 million total stockholders’ equity as of December 31, 2024. The $216.0 million increase in total stockholders’ equity over the prior year end balance was primarily driven by the issuance of common stock as part of our IPO, net profits generated during the period and a $20.0 million contribution by ZFSG.

Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliate, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$29,721	2.7%	$26,573	3.3%
Fixed-maturity securities	558,428	50.5%	438,752	54.7%
Short-term investments	220,241	19.9%	52,612	6.6%
Utility & Infrastructure Investments	189,859	17.3%	270,242	33.7%
Loans to affiliates	106,500	9.6%	13,501	1.7%
Other invested assets	280	NM	280	NM
Total cash and invested assets	$1,105,029	100.0%	$801,960	100.0%

NM = Percentage not meaningful.
As of December 31, 2025 and 2024, $29.7 million and $26.6 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $1.1 billion and $0.8 billion, respectively.
As of December 31, 2025 and 2024, $558.4 million and $438.8 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio as of December 31, 2025 and 2024, were $220.2 million and $52.6 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 3.8 years and an average rating of “A-” as of both December 31, 2025 and 2024. Our fixed-maturity and short-term securities portfolio had a book yield of 5.2% as of December 31, 2025 and 5.7% as of December 31, 2024.
As of December 31, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$2,117	0.3%
Corporate	544,682	556,311	71.4%
Total fixed-maturity securities	546,755	558,428	71.7%
Short-term investments	220,241	220,241	28.3%
Total	$766,996	$778,669	100.0%

As of December 31, 2024 , the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2024
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$84,195	17.1%
Corporate	349,693	353,805	72.0%
Commercial mortgage and asset-backed securities	816	752	0.2%
Total fixed-maturity securities	434,965	438,752	89.3%
Short-term investments	52,612	52,612	10.7%
Total	$487,577	$491,364	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of December 31, 2025, were as follows:

	December 31, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$24,329	$24,711	4.4%
After one year through five years	148,375	151,706	27.2%
After five years through ten years	336,235	343,792	61.6%
After ten years	37,816	38,219	6.8%
Total	$546,755	$558,428	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of December 31, 2025 and 2024, $178.9 million and $270.2 million, respectively, represented the investments in the Absolute Return Utility & Infrastructure Fund with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported annually by the Investment Manager in the financial statements of the Absolute Return Utility & Infrastructure Fund. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. As of December 31, 2025 and 2024, we invested 16% and 34%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
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

The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising 95.8% and 4.2%, and 94.4% and 5.6% of gross investments, respectively, as of December 31, 2025 and 2024. The following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	% of Total (1)	% of Total (1)
Utilities	64.3%	60.6%
Pipelines	26.9%	20.0%
Real Estate	6.1%	10.1%
Other Sectors	2.7%	9.3%
Total	100.0%	100.0%

(1)Amounts presented are subject to rounding adjustments and, as a result, the totals may not sum.
Off-balance sheet arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
Critical accounting policies and estimates
We identified accounting policies and estimates that involve a high degree of judgment and complexity which we believe are the most critical to understanding and evaluating our financial condition and results of our operations. We use significant judgment concerning future results and developments in applying these critical accounting policies and estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses, and the disclosure of our material contingent assets and liabilities. See Note 2 to our consolidated financial statements for a description of our other significant accounting policies.
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
Reserves for unpaid losses and loss adjustment expenses
The reserves for unpaid losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. See Note 11 to our consolidated financial statements for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.
As a relatively new company, our historical loss experience is limited. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses. Those estimates are based on our historical information, industry information, and our estimates of future trends in variable factors such as loss severity, loss frequency, and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in our financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses (“IBNR”). Our gross reserves for losses and loss adjustment expenses at December 31, 2025 were $502.2 million. Of this amount, 69.6% related to IBNR. Our net reserves for losses and loss adjustment expenses at December 31, 2025 were $362.8 million. Of this amount, 69.4% related to IBNR. A 5% change in net IBNR reserves at December 31, 2025 would equate to a $12.6 million change in the net reserve for losses and loss adjustment expenses at such date, as well as a $9.9 million change in net income, and a 2% change in stockholders’ equity, at or for the year ended December 31, 2025. Our gross reserves for losses and loss adjustment expenses at December 31, 2024 were $403.6 million. Of this amount, 70.2% related to IBNR. Our net reserves for losses and loss adjustment expenses at December 31, 2024 were $284.0 million. Of this amount, 68.3% related to IBNR. A 5% change in net IBNR reserves at December 31, 2024 would equate to a $9.7 million change in the net reserve for losses and loss adjustment expenses at such date, as well as a $7.7 million change in net income, a 1.9% change in stockholders’ equity, at or for the year ended December 31, 2024.
The following table summarizes our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2025:

	December 31, 2025
(in thousands, except percentages)	Gross	% of Total	Net	% of Total
Case reserves	$152,534	30.4%	$111,152	30.6%
IBNR	349,714	69.6%	251,682	69.4%
Total	$502,248	100.0%	$362,834	100.0%

The following table summarizes our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2024:

	December 31, 2024
(in thousands, except percentages)	Gross	% of Total	Net	% of Total
Case reserves	$120,317	29.8%	$90,035	31.7%
IBNR	283,259	70.2%	193,945	68.3%
Total	$403,576	100.0%	$283,980	100.0%

Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds or their brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.
In addition, we conduct a full spectrum study of reserves annually to analyze reserving adequacy. Reserve analyses are conducted using a multi-method process which includes a full suite of traditional methodologies (such as Chain-Ladder, Bornhuetter-Ferguson, Cape Cod, and Frequency and Severity methods), individual open claim analyses, as well as a sensitivity analysis to provide a range of reasonable estimates.

Our Reserve Committee consists of our Head of Reserving and other select members of senior management. The Reserve Committee meets quarterly to review the actuarial recommendations made by the Head of Reserving. In establishing the quarterly actuarial recommendation for the reserves for losses and loss adjustment expenses, our actuary estimates an initial expected ultimate loss ratio for each of our lines of business by accident year. Input from our underwriting and claims departments, including premium pricing assumptions and historical experience, is considered by our actuary in estimating the initial expected loss ratios. Our reserving methodology uses a loss reserving model that calculates a point estimate for our ultimate losses. Although we believe that our assumptions and methodology are reasonable, our ultimate payments may vary, potentially materially, from the estimates we have made.
In addition, we retain an independent external actuary to assist in determining if the reserve levels are reasonable. The independent actuary is not involved in the establishment and recording of our loss reserve. The independent actuary prepares their own estimate of our reserves for loss and loss adjustment expenses, and we compare their estimate to the reserves for losses and loss adjustment expenses reviewed and approved by the Reserve Committee in order to incorporate important changes and gain additional comfort on the adequacy of those reserves.
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2025. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses for our two lines of business. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact on December 31, 2025
Line of business (in thousands)	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Stockholders' Equity	7.5% Lower	Pre-tax Income	Stockholders' Equity
	($ in thousands)
Casualty	$297,635	$319,958	$(22,323)	$(17,635)	$275,312	$22,323	$17,635
Property	65,199	70,089	(4,890)	(3,863)	60,309	4,890	3,863
The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2024. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses for our two lines of business. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact on December 31, 2024
Line of business (in thousands)	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Stockholders' Equity	7.5% Lower	Pre-tax Income	Stockholders' Equity
	($ in thousands)
Casualty	$236,966	$254,738	$(1,772)	$(14,040)	$219,194	$17,772	$14,040
Property	47,014	50,540	(3,526)	(2,786)	43,488	3,526	2,786

The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved, or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.
During the year ended December 31, 2025, the net development on prior accident years was nil.
During the year ended December 31, 2024, the Company recorded net development related to prior accident years of $5.4 million primarily due to enhancements to our claims reserving approach with respect to loss adjustment expenses in our casualty lines.
Investment valuation and fair value
Like other accounting estimates, fair value measurements involve the use of subjective information and require the exercise of uncertainty and judgment. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Three levels of inputs are used to measure fair value of financial instruments: (1) Level 1: quoted price (unadjusted) in active markets for identical assets, (2) Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument, and (3) Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
To measure fair value, we obtain prices for our investment securities from independent pricing services and other observable market inputs through third-party sources. When quoted prices for identical securities in active markets are not available, observable inputs such as quoted prices for similar securities and evaluated pricing are used. Values for U.S. Treasury and publicly traded equity securities are generally based on Level 1 inputs which use the market approach valuation technique. The values of our investments in all other fixed maturity securities generally incorporate significant Level 2 inputs, and in some cases, Level 3 inputs, using the market approach and income approach valuation techniques. The Company did not have any Level 3 fixed-maturity securities measured at fair value on a recurring basis during the periods presented.
We value our investment in the Absolute Return Utility & Infrastructure Fund at fair value, which is estimated based on our proportionate share of the net asset value (“NAV”) of the Absolute Return Utility & Infrastructure Fund, as provided by the Investment Manager.
The Company reviews changes in fair value and exercises judgment in evaluating whether such changes are consistent with market conditions and observable inputs.
We periodically review our available-for-sale fixed-maturity securities to determine whether any unrealized losses exist that are due to credit-related factors. An allowance for credit losses is established for any credit-related impairments, limited to the amount by which fair value is below amortized cost basis. Changes in the allowance for credit losses are recognized in earnings and included in net investment income. Unrealized losses that are not credit are recognized in other comprehensive income.
We consider the extent to which fair value is below amortized cost basis in determining whether a credit-related loss exists. We also consider the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost basis. If the present value of future expected cash flows is less than its amortized cost basis, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost basis. We also consider whether we intend to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.
When assessing whether we intend to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost basis, we evaluate facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs and potential sales of investments to capitalize on favorable pricing.
Reinsurance recoverable
We enter into reinsurance contracts to limit our exposure to potential large losses and to provide additional capacity for growth. Reinsurance refers to an arrangement in which a company called a reinsurer agrees in a contract (often referred to as a treaty) to assume specified risks written by an insurance company (known as a ceding company) by paying the insurance company all or a portion of the insurance company’s losses arising under specified classes of insurance policies in return for a share in premiums.
Reinsurance recoverables recorded on insurance losses ceded under reinsurance contracts are subject to judgments and uncertainties similar to those involved in estimating gross loss reserves. In addition to these uncertainties, our reinsurance recoverables may prove uncollectible if the reinsurers are unable or unwilling to perform under the reinsurance contracts. In establishing our reinsurance allowance for amounts deemed uncollectible, we evaluate the financial condition of our reinsurers and monitor concentration of credit risk arising from our exposure to individual reinsurers. To determine if an allowance is necessary, we consider, among other factors, published financial information, reports from rating agencies, payment history, collateral held, and our legal right to offset balances recoverable against balances we may owe. The allowance for uncollectible reinsurance recoverables is subject to uncertainty and volatility due to the time lag involved in collecting amounts recoverable from reinsurers. Over the period of time that losses occur, reinsurers are billed and amounts are ultimately collected, economic conditions, as well as the operational and financial performance of particular reinsurers may change and these changes may affect the reinsurers’ willingness and ability to meet their contractual obligations to us. It is difficult to fully evaluate the impact of major catastrophic events on the financial stability of reinsurers, as well as the access to capital that reinsurers may have when such events occur. The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear the collection risk if any reinsurer fails to meet its obligations under the reinsurance contracts. We target reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. Based on our evaluation of the factors discussed above, we believe all of our recoverables are collectible and, therefore, no allowance for uncollectible reinsurance was provided for at December 31, 2025 and December 31, 2024.
Accounting pronouncements
See Note 2 to our consolidated financial statements for further discussion regarding our recent accounting pronouncements.
Regulatory Developments
There were no material regulatory developments during the year ended December 31, 2025.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As of both December 31, 2025 and 2024, our fixed- maturity and short-term securities portfolio had an average rating of “A-”, with approximately 32% and 33%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 28.3% AAA, 0.3% AA, 3.4% A, 56.2% BBB, 8.0% BB and 3.8% below BB or unrated securities as of December 31, 2025 and 27.9% AAA, 4.9% A, 52.3% BBB, 11.8% BB and 3.1% below BB or unrated securities as of December 31, 2024.
We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of December 31, 2025 and 2024.

Interest rate risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2025 and 2024, we had cash, cash equivalents and short-term investments of $250.0 million and $79.2 million, respectively, consisting of interest-bearing money market accounts and investments in government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2025 and 2024, we had no direct holdings of equity securities.

Item 8 - Financial Statements and Supplementary Data
Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Ategrity Specialty Insurance Company Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ategrity Specialty Insurance Company Holdings and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and non-controlling interest and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, Virginia
March 06, 2026

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
	(in thousands, except share and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $546,755 in 2025 and $434,965 in 2024)	$558,428	$438,752
Utility & Infrastructure Investments, at fair value (cost of $172,753 in 2025 and $216,075 in 2024)	189,859	270,242
Short-term investments	220,241	52,612
Loans to affiliates	106,500	13,501
Other invested assets	280	280
Total invested assets	1,075,308	775,387

Cash and cash equivalents	29,721	26,573
Investment income due and accrued	10,186	5,642
Premiums receivable, net of allowance for credit losses of $8,754 in 2025 and $5,907 in 2024	75,244	53,500
Deferred policy acquisition costs, net of ceding commissions	30,204	21,552
Prepaid reinsurance premiums	2,928	3,905
Deferred income tax asset, net	13,289	9,670
Reinsurance recoverable, net of allowance for credit losses of $0 in 2025 and 2024	150,386	133,616
Ceded unearned premiums	74,317	68,205
Other assets	12,730	25,388
Total assets	$1,474,313	$1,123,438

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	502,248	403,576
Unearned premiums	281,864	212,828
Securities sold, not yet purchased, at fair value (cost of $0 in 2025 and $932 in 2024)	—	930
Payable to reinsurers	31,064	27,160
Due to broker	—	9,189
Accounts payable and accrued expenses	31,684	38,061
Funds held under reinsurance treaties	1,547	2,092
Income tax payable	8,414	26,488
Other liabilities	2,633	4,307
Total liabilities	859,454	724,631

Stockholders' equity:
Preferred stock, $0.001 par value,100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,066,674 and 38,386,433 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	48	38
Additional paid-in capital	496,470	360,703
Retained earnings	108,571	34,569
Accumulated other comprehensive income	9,220	2,997
Total stockholders' equity	614,309	398,307
Non-controlling interest - General Partner	550	500

	December 31, 2025	December 31, 2024
	(in thousands, except share and par value data)
Total stockholders' equity and non-controlling interest	614,859	398,807
Total liabilities, stockholders' equity and non-controlling interest	$1,474,313	$1,123,438

See accompanying Notes to the Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2025	2024
	(in thousands, except share and per share data)
Revenues
Gross written premiums	$581,530	$437,036
Ceded written premiums	(156,912)	(137,830)
Net written premiums	424,618	299,206
Change in unearned premiums	(62,923)	(8,571)
Net earned premiums	361,695	290,635
Fee income	6,582	918
Net investment income	42,376	24,046
Net realized and unrealized gains (losses) on investments	12,651	28,140
Other income	1,035	95
Total revenues	424,339	343,834
Expenses
Losses and loss adjustment expenses	212,147	175,234
Underwriting, acquisition and insurance expenses	113,309	98,567
Interest expense	1,358	2,042
Other expenses	1,611	1,727
Total expenses	328,425	277,570
Income before income taxes	95,914	66,264
Income tax expense	19,785	12,316
Net income	76,129	53,948
Less: Net income (loss) attributable to non-controlling interest - General Partner	2,127	6,858
Net income attributable to stockholders	74,002	47,090
Other comprehensive income:
Unrealized gains (losses), net of taxes	6,223	7,413
Total comprehensive income attributable to stockholders	$80,225	$54,503

Earnings per share:
Basic	$1.64	$1.28
Diluted	$1.58	$1.28
Weighted-average shares outstanding:
Basic	44,657,391	36,646,077
Diluted	46,233,822	36,647,783
See accompanying Notes to the Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
		(in thousands, except share data)
Balance at January 1, 2024	36,224,099	$36	$338,598	$(12,521)	$(4,416)	$321,697	$500	$322,197
Share-based compensation	—	—	2,007	—	—	2,007	—	2,007
Pre-IPO issuances of common stock	2,159,211	2	20,098	—	—	20,100	—	20,100
Issuance of common stock under share-based compensation plan	3,123	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(6,858)	(6,858)
Net income (loss)	—	—	—	47,090	—	47,090	6,858	53,948
Other comprehensive income, net of taxes	—	—	—	—	7,413	7,413	—	7,413
Balance as of December 31, 2024	38,386,433	$38	$360,703	$34,569	$2,997	$398,307	$500	$398,807

Balance at January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$398,307	$500	$398,807
Share-based compensation	—	—	1,020	—	—	1,020	—	1,020
Proceeds from issuance of common stock in IPO, net	7,666,667	8	114,749	—	—	114,757	—	114,757
Pre-IPO issuances of common stock	2,010,442	2	19,998	—	—	20,000	—	20,000
Issuance of common stock under share-based compensation plan	3,132	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(2,077)	(2,077)
Net income (loss)	—	—	—	74,002	—	74,002	2,127	76,129
Other comprehensive income, net of taxes	—	—	—	—	6,223	6,223	—	6,223
Balance as of December 31, 2025	48,066,674	$48	$496,470	$108,571	$9,220	$614,309	$550	$614,859

See accompanying Notes to the Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
OPERATING ACTIVITIES
Net income	$76,129	$53,948
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premium/discount on fixed-maturity securities, available-for-sale	(6,460)	(3,807)
Net realized and unrealized (gains) losses on investments	(12,634)	(27,921)
Net investment income	(8,460)	(3,102)
Depreciation and amortization	593	699
Share-based compensation	1,020	2,007
Change in operating assets and liabilities:
Deferred income taxes	(5,282)	(4,412)
Investment income due and accrued	(4,544)	(4,544)
Premiums receivable, net	(21,744)	(4,398)
Deferred policy acquisition costs, net of ceding commissions	(8,652)	1,693
Prepaid reinsurance premiums	977	(3,509)
Reinsurance recoverable	(16,769)	(7,945)
Ceded unearned premiums	(6,113)	(30,353)
Other assets	6,357	(19,488)
Reserves for unpaid losses and loss adjustment expenses	98,671	82,640
Unearned premiums	69,036	38,924
Payable to reinsurers	3,905	11,491
Accounts payable and accrued expenses	(6,408)	30,163
Funds held under reinsurance treaties	(545)	(2,497)
Income tax payable	(10,213)	17,636
Other liabilities	(1,674)	(1,614)
Net cash provided by operating activities	147,190	125,611

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(338,411)	(389,306)
Proceeds from sale of fixed-maturity securities, available-for-sale	290,840	99,377
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	8,693	17,665
Purchases of Utility & Infrastructure Investments	(10,000)	—
Proceeds from redemptions of Utility & Infrastructure Investments	106,196	414
Loans to affiliates	(92,999)	—
Purchase of property and equipment	(6,466)	(164)
Change in Treasury bills, net	(63,824)	(39,199)
Change in short-term investments, net	(168,180)	(53,381)
Proceeds from sale of securities sold, not yet purchased	—	(348)
Purchases to cover securities sold, not yet purchased	—	1,257
Proceeds from sale of other invested assets	—	415
Net cash used in investing activities	(274,151)	(363,270)

	Year Ended December 31,
	2025	2024
	(in thousands)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	121,710	—
Payments of initial public offering costs	(4,743)	—
Capital contributions	22,741	—
Payments for share repurchases	(2,741)	—
Capital distribution	(6,858)	(414)
Net cash provided by (used in) financing activities	130,109	(414)

Net change in cash and cash equivalents	3,148	(238,073)
Cash and cash equivalents, at beginning of period	26,573	264,646
Cash and cash equivalents, at end of period	$29,721	$26,573

Supplementary cash flow information:
Cash paid for interest	$1,729	$2,124
Cash paid (received) for taxes	$35,281	$(907)

Supplementary non-cash investing and financing activities:
Common stock issued in exchange for U.S. Treasury bills	$—	$20,100
See accompanying Notes to the Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, as well as the Utility Limited Partnership, a variable interest entity (“VIE”) that meets the requirements for consolidation (see Note 3 for further details) (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Reverse Stock Split and Corporate Conversion
In connection with the Corporate Conversion, on June 10, 2025 the Company completed a 1‑for‑10.66 reverse stock split of its outstanding member units in which every 10.66 member units were converted into one share of common stock (the “Reverse Stock Split”). The effect of the Reverse Stock Split and Corporate Conversion was retroactively applied to prior year amounts presented in these consolidated

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
financial statements to preserve comparability. Accordingly, the Company’s members’ equity that was reported in the prior year has been retroactively restated to reflect the common stock (par value) and additional paid-in-capital based on the conversion of member units to common stock.
Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Management makes estimates and assumptions that include, but are not limited to, reserves for unpaid losses and loss adjustment expenses, fair value of financial assets and liabilities, allowance for credit losses, and income taxes.
Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents includes cash, money market funds and highly liquid short-term deposits and securities with maturities of 90 days or less at the date of purchase. The carrying value of the Company’s cash and cash equivalents approximates fair value.
Short-term Investments
Short-term investments are carried at amortized cost, which approximates fair value. Short-term investments have maturities greater than three months but less than one year at the date of purchase.
Investments
Available-for-Sale
Fixed-maturity securities classified as “available-for-sale” are carried at fair value with unrealized gains and losses on such securities, net of any deferred taxes, reported as a component of accumulated other comprehensive income.
The Company had no securities classified as “held-to-maturity” as of December 31, 2025 or 2024.
Interest on fixed-maturity securities is credited to earnings as it accrues. Premiums and discounts are amortized or accreted using the constant yield method over the lives of the related fixed-maturity securities, or to the earliest call date for securities purchased at a premium. This method includes an adjustment for estimated principal prepayments, if any, on asset- and mortgage-backed securities. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the retrospective method.
Realized investment gains or losses are determined on a specific identification basis. Interest income is recognized as earned and dividend income is recognized on the ex-dividend date.
Allowance for Credit Losses
The Company performs a periodic assessment of its available-for-sale portfolio to determine if there is a decline in the fair value below the amortized cost basis and if it is due to credit-related factors or noncredit-related factors (i.e., changes in market-based interest rates). An allowance for credit losses is recorded for any credit-related impairments, limited to the amount by which fair value is below

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
amortized cost. Changes in the allowance for credit losses are recognized in earnings and included in net investment income. Unrealized losses that are not credit-related are recognized in other comprehensive income. See Note 4 for further discussion of credit losses. The Company also considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs, and potential sales of investments to capitalize on favorable pricing.
The Company reports accrued interest receivable as a component of accrued investment income on its consolidated balance sheets which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and instead would write off accrued interest receivable by reversing interest income at the time an issuer defaults or is expected to default on payments.
Equity Securities
Equity securities are reported at fair value, with changes in fair value recognized in net income.
Utility & Infrastructure Investments
Utility & Infrastructure Investments consist of the Company’s investments in affiliated investment funds, including in the Absolute Return Utility & Infrastructure Fund via the Utility Limited Partnership and the ZP MidCap Fund, L.P. (the “MidCap Limited Partnership”).
The Company evaluates each investment under the variable interest entity (“VIE”) model. The Utility Limited Partnership is consolidated as the Company is the primary beneficiary. In consolidating the Utility Limited Partnership, the Company retains the specialized industry accounting (as described below) and presents its investment in the Absolute Return Utility & Infrastructure Fund as a single net asset, equal to the Company’s proportionate share of the underlying net asset value (“NAV”).
The Company measures its investment in the Absolute Return Utility & Infrastructure Fund at NAV as a practical expedient for fair value. Changes in fair values are recorded in net realized gains and unrealized gains (losses) on investments. Realized gains or losses upon withdrawals are calculated using the weighted average method. Net investment income from the Absolute Return Utility & Infrastructure Fund, net of related expenses, is recorded within net investment income. The assets and liabilities of the Absolute Return Utility & Infrastructure Fund are recorded at fair value, or at amounts approximating fair value. The Company records contributions and withdrawals related to its investments in the Absolute Return Utility & Infrastructure Fund on the transaction date.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities that qualify as financial instruments under fair value accounting guidance approximates the carrying amounts.
Fair value estimates are made at a specific point in time based on market conditions and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates (see Note 5 for further details).

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Non-controlling Interest
General Partner in the consolidated balance sheets represents ZP Utility Insurance GP, LLC’s (the “Utility General Partner”) interest in the Utility Limited Partnership. See Note 3 for further discussion and related disclosures regarding VIEs.
Written Premiums
Written premiums are earned on a pro rata basis over the terms of the policies, which are generally 12 months. The portion of premiums written applicable to the unexpired terms of the policies in force is recorded as unearned premiums. Advanced premiums, if received prior to the policy effective date, are included within other liabilities in the accompanying consolidated balance sheets. Policies are accounted for on an individual basis, with no aggregation by counterparty.
Premiums Receivable, Net
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
Deferred Policy Acquisition Costs
Costs which are incrementally or directly related to the successful acquisition of new or renewal insurance business are deferred. These deferred costs are primarily commissions to distribution partners and the portion of underwriting compensation and payroll-related fringe benefits directly related to an insurance contract that has been acquired, net of ceding commissions related to reinsurance ceded. Amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the estimated policy life. To the extent that unearned premiums on existing policies are not adequate to cover projected related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company considers anticipated investment income when determining whether premium deficiency exists. No premium deficiency reserves were recorded as of December 31, 2025 or 2024.
Reinsurance Recoverable and Prepaid Reinsurance Premiums
Certain premiums and losses are ceded to other insurance companies under various excess of loss and quota-share reinsurance contracts. The Company enters into ceded reinsurance contracts to limit its exposure to large losses, to limit exposure on new lines of insurance written by the Company and to provide additional capacity for growth.
Premiums, commissions and losses and loss adjustment expenses on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance recoverable and prepaid reinsurance premiums are reported as assets. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company uses a provision matrix to calculate the allowance for credit losses on reinsurance recoverables by applying impairment rates based on historical loss data to similarly rated reinsurance companies based on the expected duration of the receivables. The Company also considers the expected impact of current and future expected economic conditions and adjusts estimates if needed

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
based on an evaluation of these factors. The Company also evaluates the financial condition of potential reinsurers and reinsures its business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company has not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of December 31, 2025 or 2024.
The Company may purchase reinsurance on certain lines of business in the form of loss portfolio transfers (“LPT”). These contracts provide indemnification of losses related to past loss events where the reinsurer shares losses, either a proportion of or in its entirety, depending on certain dollar thresholds. Income generated from retroactive reinsurance contracts is deferred and amortized into net income over the settlement period and losses are charged to net income immediately. Subsequent changes in the measurement of the retroactive reinsurance contract are accounted for under a full retrospective method.
The Company receives ceding commissions in accordance with certain reinsurance treaties. The ceding commissions are deferred and amortized as a reduction of underwriting, acquisition and insurance expenses.
Payable to Reinsurers and Funds Held Under Reinsurance Treaties
Payable to reinsurers includes ceded premiums due to reinsurers. Funds held under reinsurance treaties includes ceded premiums retained by the Company under contracts to fund ceded losses as they become due.
Fee Income
Fee income includes policy fees charged to insureds and is recognized in earnings when the related premium is written.
Income Taxes
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined State income tax returns. The income tax expense in the Company’s consolidated financial statements was determined on a stand-alone return basis which requires the recognition of income taxes using the liability method. Under this method, the Company calculates its tax provision on a stand-alone basis, separately from ZFSG, reporting taxable income or loss and paying applicable tax based on a separate taxable income and associated tax attributes in each tax jurisdiction.
The income tax expense, deferred income tax assets and deferred income tax liabilities reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining our consolidated income tax expense.
Deferred income tax assets and deferred income tax liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective U.S. tax bases. Deferred income tax assets and liabilities are measured using enacted U.S. corporate tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are reduced by a valuation allowance only when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, any available carryback capacity and tax planning strategies.
Leases
At the inception date, the Company assesses whether or not a contract is or contains a lease and any lease’s classification as a finance or operating lease. All of the Company’s leases existing as of December 31, 2025 qualify as operating leases. For operating leases with a term longer than 12 months, the Company recognizes a lease liability and right-of-use assets within other liabilities and other assets respectively, in the accompanying consolidated balance sheets, at the present value of the lease payments.
Payments made under operating leases are recognized on a straight-line basis over the lease term and are included in underwriting, acquisition and insurance expenses in the consolidated statements of operations and comprehensive income.
Lease terms include all contractual periods covered by options that are reasonably certain to be exercised. As lease contracts generally do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments.
Certain office service arrangements do not meet the definition of a lease under ASC 842, Leases (ASC 842) and are accounted for as service contracts.
Property and Equipment, Net (including Internal-Use Software)
Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment and internal-use software are included in other assets in the accompanying consolidated balance sheets. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.
Internal-use software represents costs capitalized in accordance with ASC 350-40, Internal-Use Software. Internal-use software in development includes costs incurred during the application development stage that have not yet been placed into service and are not amortized until the software is ready for its intended use.
Reserves for Unpaid Losses and Loss Adjustment Expenses
The reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. These reserves include case reserves for reported claims and reserves for incurred but not reported claims (“IBNR”). The Company does not discount this reserve. The process of estimating the reserves for unpaid losses and loss adjustment expenses requires a high degree of judgment and is subject to a number of variables.
The Company estimates its reserves using a combination of generally accepted actuarial methods, including expected loss ratio techniques and loss development methods such as the Bornhuetter-Ferguson method, Chain-Ladder method, Cape Cod method and frequency and severity analyses, as appropriate by line of business and accident year depending on the maturity and credibility of the

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
underlying data. Assumptions used in the analysis are selected based on the Company’s historical experience, relevant industry benchmarks and consideration of current underwriting, claims handling and economic conditions.
If actual loss emergence is better than initial expected ratio assumptions, the Company will experience favorable development; if it is worse than initial expected ratio assumptions, the Company will experience adverse development.
Catastrophes of significant magnitude, including hurricanes and earthquakes, involve complex coverage issues. In estimating the reserves for unpaid losses and loss adjustment expenses for these catastrophes, management uses case reserve estimates based on information obtained from site inspections by the Company’s adjustors and the terms of coverage provided in the policies. Management estimates IBNR reserves for these catastrophes using judgment based on an assessment of the Company’s property insurance exposures where the catastrophes occur and the Company’s progress in settling claims.
Although management believes that the reserves for unpaid losses and loss adjustment expenses are reasonable, it is possible that the Company’s actual incurred losses and loss adjustment expenses will not develop in a manner consistent with the assumptions inherent in the determination of these reserves. Specifically, the Company’s actual ultimate loss ratio could differ from management’s initial expected loss ratio and/or the Company’s actual reporting patterns for losses could differ from the expected reporting patterns. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in the Company’s financial statements. These estimates are reviewed regularly by management and are adjusted as necessary as experience develops or new information becomes known. Such adjustments are recognized in earnings in the period in which the estimates are revised.
Variable Interest Entities (“VIEs”)
Entities that do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as VIEs. A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis. See Note 3 for further discussion and related disclosures regarding VIEs.
Share-Based Compensation
Compensation cost for awards of equity instruments to employees is measured based on the grant-date fair value of those awards and compensation expense is recognized over the service period that the awards vest. Forfeitures of share-based compensation awards are recognized as they occur. See Note 17 for further discussion and related disclosures regarding share-based compensation.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Allocation of Expenses
The Company records expenses incurred on its behalf by affiliated entities. Costs are charged using one of the following methods depending on the nature of the underlying arrangement: (i) direct identification of specifically attributable costs, (ii) allocation of shared costs using methodologies that management believes reasonably reflect the level of services received, primarily based on employee time and effort, or (iii) fees charged under service agreements, including cost-plus arrangements, based on contractual terms. The Company believes these methods result in charges that approximate amounts that would have been incurred on a stand-alone basis.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, represent obligations to deliver specified securities. The Company is obligated to acquire the securities sold, not yet purchased at prevailing market prices in the future to satisfy these obligations. Securities sold, not yet purchased, are stated at fair value in the consolidated balance sheets.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment and are accounted for at fair value on the issuance date and are not required to be remeasured at each reporting date until the warrants are settled.
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
Accounting Standard Updates Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands segment disclosure requirements by requiring disclosures of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and allocating resources. Additionally, ASU 2023-07 requires all segment profit or loss and segment asset disclosures to be provided both on an annual and interim basis. The amendments are effective for the Company’s

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
annual periods beginning January 1, 2024 and for interim periods within fiscal years beginning January 1, 2025, and are applied retrospectively to all periods presented. Refer to Note 18 for the Company’s segment reporting disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 prospectively effective January 1, 2025. Adoption of this guidance did not affect the Company’s consolidated financial position, results of operations, or cash flows, as the standard only expands income tax disclosures. The required enhanced disclosures are included in Note 22, Income Taxes.
Accounting Standard Updates Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). The standard eliminates the previous stage-based model for capitalization, introduces a “probable-to-complete” threshold that defers capitalization if significant development uncertainty exists, and aligns disclosure requirements with those for software developed for external use, as described in ASC 360-10, Property, Plant and Equipment. The ASU also supersedes ASC 350-50, Website Development Costs, unifying all internally developed technology, whether labeled “software” or “website”, under a single framework. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The Company is currently assessing the potential impact of the guidance on its consolidated financial statements and disclosures.
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
ZP Utility Insurance GP, LLC a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership (the “Utility General Partner”) and is responsible for the investment decisions of the Utility Limited Partnership. The Utility General Partner owned less than 1% of the Utility Limited Partnership as of both December 31, 2025 and 2024.
The Company performed an assessment of all relevant facts and circumstances and determined that the Utility Limited Partnership is a VIE as the equity holders as a group lack the characteristics of a

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
controlling financial interest and that substantially all of the activities of the VIE are conducted on behalf of the Company. As a result, the Company concluded that it is the primary beneficiary of the Utility Limited Partnership.
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the consolidated statement of operations and comprehensive income for the years ended December 31, 2025 and 2024 represent the ownership interests in the consolidated VIE held by Utility General Partner. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s consolidated balance sheets are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Assets
Cash	$4	$4
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	178,891	270,242
Investment in affiliated fund, at fair value (cost of $191 in 2025 and $191 in 2024)	280	280
Due from the Absolute Return Utility & Infrastructure Fund	2,077	16,858
Total assets	$181,252	$287,384

Liabilities and partners' capital
Liabilities:
Withdrawals payable	2,077	16,858
Accrued expenses and other liabilities	118	88
Total liabilities	2,195	16,946

Partners' capital:
Limited partners	178,507	269,938
General partner	550	500
Total partners' capital:	179,057	270,438
Total liabilities and partners' capital	$181,252	$287,384
4.Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of accumulated other comprehensive income. The proceeds from sales of securities were $290.8 million and $99.4 million for the years ended December 31, 2025 and 2024, respectively. Gross gains of $7.0 million and $4.3 million, and gross losses of $0.2 million and $9.3 million were realized on sales of available-for-sale securities during the years ended December 31, 2025 and 2024, respectively. Gains and losses on securities are determined on a specific-identification basis.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s fixed-maturity securities, available-for-sale as of December 31, 2025 and 2024, are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$44	$—	$2,117
Corporate	544,682	11,836	(207)	556,311
Total fixed-maturity securities, available-for-sale	$546,755	$11,880	$(207)	$558,428

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$84,456	$21	$(282)	$84,195
Corporate	349,693	6,257	(2,145)	353,805
Commercial and residential mortgage and other asset-backed	816	—	(64)	752
Total fixed-maturity securities, available-for-sale	$434,965	$6,278	$(2,491)	$438,752

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of December 31, 2025, categorized by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
December 31, 2025	(in thousands)
Due in one year or less	$24,329	$24,711
Due after one year through five years	148,375	151,706
Due after five years through ten years	336,235	343,792
Due after ten years	37,816	38,219
Total fixed-maturity securities, available-for-sale	$546,755	$558,428

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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$62,716	$(207)	$—	$—	$62,716	$(207)
Total fixed-maturity securities, available-for-sale	$62,716	$(207)	$—	$—	$62,716	$(207)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2024	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$71,408	$(282)	$—	$—	$71,408	$(282)
Corporate	95,079	(2,145)	—	—	95,079	(2,145)
Commercial and residential mortgage and other asset-backed	—	—	752	(64)	752	(64)
Total fixed-maturity securities, available-for-sale	$166,487	$(2,427)	$752	$(64)	$167,239	$(2,491)

As of December 31, 2025, the Company held securities of sixteen issuers that were in an unrealized loss position with a total fair value of $62.7 million, and gross unrealized losses of $0.2 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
Impairment of Available-for-Sale Securities
The Company performs a periodic assessment of its available-for-sale portfolio to determine if there is a decline in the fair value below the amortized cost basis and if the decline is due to credit-related factors or noncredit-related factors (i.e., changes in market-based interest rates). The Company considers several factors in completing its review of potential credit losses, including the extent to which a security’s fair value has been below cost and the financial condition of the issuer. In addition to specific issuer information, the Company also evaluates the current market and interest rate environment. Generally, a change in a security’s value caused by a change in the market or interest rate environment does not constitute a credit loss.
During the year ended December 31, 2025, the Company recognized an impairment loss of $38 thousand on certain fixed-maturity securities classified as available-for-sale. The impairment reflected the Company’s intent to sell these securities prior to recovery of their amortized cost basis. Accordingly, the Company recognized in earnings and included in net realized and unrealized gains (losses) in the consolidated statements of operations the full difference between the securities’

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
amortized cost and fair value at the date of the Company’s decision to sell. The amortized cost basis of the affected securities was reduced by a corresponding amount.
During the year ended December 31, 2025, the Company did not write off any accrued interest receivable by reversing interest income related to its available-for-sale fixed-maturity securities.
For all other available-for-sale securities in an unrealized loss position as of December 31, 2025, the Company does not intend to sell, and it is not “more likely than not” that the Company will be required to sell these securities before recovery of their amortized cost basis.
The major categories of the Company’s net investment income for the years ended December 31, 2025 and 2024, are summarized as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale:	$27,312	$14,736
Utility & Infrastructure Investments	4,964	6,830
Short-term investments	5,525	2,703
Loans to affiliates	4,850	1,002
Cash equivalents	2,150	5,122
Equity securities	—	44
Securities sold, not yet purchased	—	(569)
Gross investment income	44,801	29,868
Management fees (1)	(1,970)	(5,601)
Other expenses (1)	(455)	(221)
Net investment income	$42,376	$24,046

(1)Amounts related to investment activity.
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed-maturity securities for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Fixed-maturity securities, available-for-sale:
Change in net unrealized gains (losses)	$7,886	$9,377
Total	$7,886	$9,377

The following table presents realized and unrealized gains (losses) on investments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$7,014	$4,295
Short-term investments	5	18
Equity securities	—	38

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash equivalents	1	4
Securities sold, not yet purchased	15	1,130
Utility & Infrastructure Investments	47,169	43,831
Total	54,204	49,316
Gross realized (losses):
Fixed-maturity securities, available-for-sale	(175)	(9,285)
Short-term investments	(2)	(16)
Cash equivalents	(1)	(2)
Securities sold, not yet purchased	—	(479)
Utility & Infrastructure Investments	(97)	(22,017)
Total	(275)	(31,799)
Net unrealized gains (losses) on investments:
Securities sold, not yet purchased	—	15
Utility & Infrastructure Investments	(41,278)	10,608
Total	(41,278)	10,623

Net realized and unrealized gains (losses)	$12,651	$28,140

Utility & Infrastructure Investments
The assets recognized in the Company’s consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of December 31, 2025 and 2024, are summarized as follows:

	December 31, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$162,753	$16,138	$178,891	$216,075	$54,167	$270,242
MidCap Limited Partnership	10,000	968	10,968	—	—	—
Total Utility & Infrastructure Investments	$172,753	$17,106	$189,859	$216,075	$54,167	$270,242
Absolute Return Utility & Infrastructure Fund
The Company accounts for its investment in the Absolute Return Utility & Infrastructure Fund under the variable interest model at the fund’s NAV as a practical expedient for fair value. This amount represents the Company’s maximum exposure to loss related to the unconsolidated VIE. The Absolute Return Utility & Infrastructure Fund is the master within a “master-feeder” fund structure whereby its current shareholders, Utility Limited Partnership and two other feeder funds (collectively, the “Feeder Funds”), invest substantially all their capital in the Absolute Return Utility & Infrastructure Fund.
The Absolute Return Utility & Infrastructure Fund’s investment objective is to employ an energy and infrastructure-focused long/short strategy which seeks to deliver absolute returns in all market conditions with minimal correlation to energy sector indices and broader market indices. The Absolute

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
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
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of December 31, 2025 and 2024:

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2025	(in thousands)
Assets:
Total common stock	$282,230	$292,719	47.61%
Liabilities:
Total common stock	(142,418)	(142,860)	(23.23)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2024	(in thousands)
Assets:
Total common stock	$452,622	$484,614	121.67%
Liabilities:
Total common stock	(253,151)	(259,941)	(65.26)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
As of December 31, 2025, none of the Utility Limited Partnership’s proportionate share of the fair value of any investments of the Absolute Return Utility & Infrastructure Fund represent more than 5% of the Company’s stockholders’ equity.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investment represents more than 5% of the Company’s stockholders’ equity as of December 31, 2024:

Investment in securities	Quantity (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2024		(in thousands)
Targa Resources Corp	1,331,300	$23,024	5.78%
Arthur J. Gallagher & Co	750,000	20,626	5.18%
Ryan Specialty Group Holdings Inc	3,700,000	23,000	5.77%
The Boeing Company	2,224,500	38,148	9.58%
Welltower Inc.	2,775,294	33,888	8.51%
The Boeing Company	(2,257,000)	(38,706)	(9.72)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager (the “Investment Management Agreement”) the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each Limited Partner’s Capital Account (the “Fixed Fee”). The Fixed Fee due under the Investment Management Agreement was waived by the Investment Manager for the six months ended June 30, 2025. The Fixed Fee was $1.7 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively.
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals. The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the Utility General Partner. The incentive allocation was $2.1 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively.
The Utility Limited Partnership has a quarterly liquidity option, subject to specific conditions, which are as follows:
•to the extent it is required to pay insurance claims
•to the extent it is required to pay for reasonable operating expenses
•in the event the Company receives a notification from A.M. Best, or
•to the extent the Company is required to diversify its assets pursuant to a lay, order or regulation.
The Utility General Partner may withdraw all or a portion of its capital account at any time.
MidCap Limited Partnership
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the MidCap Limited Partnership with an initial investment of $10 million. The MidCap Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the MidCap Limited Partnership invests substantially all of its assets in the ZP Master MidCap Fund, Ltd. (“MidCap Fund”).

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
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
Loans to Affiliates
The Company entered into technology transactions, (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (“the Promissory Note”) issued by ZFSG bearing interest at 7.42% per annum with a maturity date of December 31, 2029. During the year ended December 31, 2025, the Company received a principal repayment of $1.0 million, which reduced the unpaid principal balance to $12.5 million as of December 31, 2025.
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
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both December 31, 2025 and 2024, which are included in cash and cash equivalents in the consolidated balance sheets.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
To measure fair value, the Company obtains prices for its investment securities from independent pricing services and other observable market inputs through third-party service providers. When quoted market prices for identical securities in active markets are not available, the Company uses observable inputs such as quoted prices of similar securities and evaluated pricing. The values for all fixed-maturity securities (including federal, state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs, 3 inputs, using the market approach and income approach valuation techniques. The Company did not have any instruments classified within Level 3 measured at fair value on a recurring basis as of December 31, 2025 or 2024. There have been no changes in the Company’s use of valuation techniques since commencement of operations.
The Company reviews fair value prices obtained through third-party service providers for reasonableness and monitors changes in unrealized gains and losses. The Company has not historically adjusted security prices. The Company obtains an understanding of the methods, models and inputs used by the independent pricing services, and controls are in place to validate that prices provided represent fair values. The Company’s control process includes, but is not limited to, initial and ongoing evaluation of the methodologies used, a review of specific securities and an assessment for proper classification within the fair value hierarchy and obtaining and reviewing internal control reports for relevant third-party service providers involved in the pricing process.
Financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024, are summarized below by level within the fair value hierarchy. As of December 31, 2025 and 2024, the Company had no assets or liabilities classified as Level 3 measured at fair value on a recurring basis. As of December 31, 2025, the Company had no securities sold, not yet purchased.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,117	$—	$2,117
Corporate	—	556,311	—	556,311
Total fixed-maturity securities, available-for-sale	—	558,428	—	558,428
Total assets	$—	$558,428	$—	$558,428

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$84,195	$—	$84,195
Corporate	—	353,805	—	353,805
Commercial and residential mortgage and other asset-backed	—	752	$—	752
Total fixed-maturity securities, available-for-sale	—	438,752	—	438,752
Total assets	$—	$438,752	$—	$438,752

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2024	(in thousands)
Liabilities
Securities sold, not yet purchased:
U.S. Treasury securities	$—	$(930)	$—	$(930)
Total liabilities	$—	$(930)	$—	$(930)

There were no transfers between Level 1 and Level 2 for the years ended December 31, 2025 and 2024. The Company recognizes transfers between levels at the beginning of the reporting period.
The fair values of fixed-maturity securities owned, and securities sold, not yet purchased have been determined using quoted market prices for securities traded in the public market or prices using bid or closing prices for securities not traded in the public marketplace. The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturities. Investments measured using net asset value (“NAV”) as a practical expedient are not classified within Level 1, Level 2 or Level 3 and are described in Note 4, Investments – Utility & Infrastructure Investments.
There were no transfers into or out of Level 3 during the years ended December 31, 2025 and 2024.
There were no realized gains or losses included in earnings during the years ended December 31, 2025 and 2024 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis.
The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.
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
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance	$5,907	$2,953
Current period change for estimated uncollectible premiums	5,038	2,954
Write-offs of uncollectible premiums receivable	(2,191)	—
Ending balance	$8,754	$5,907

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
7.Deferred Policy Acquisition Costs, Net
The following table presents the amounts of policy acquisition costs deferred and amortized for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$21,552	$23,245
Policy acquisition costs deferred:
Direct commissions	99,796	75,248
Ceded commissions	(35,836)	(29,273)
Underwriting and other insurance expenses	1,146	2,078
	65,106	48,053
Amortization of policy acquisition costs	(56,454)	(49,746)
Net change	8,652	(1,693)
Balance, end of period	$30,204	$21,552

Amortization of policy acquisition costs is included in underwriting, acquisition and insurance expenses in the accompanying consolidated statements of operations and comprehensive income.

8.Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the years ended December 31, 2025 and 2024, include the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Policy acquisition costs	$65,343	$60,692
Operating expenses	47,966	37,875
Total underwriting, acquisition and insurance expenses	$113,309	$98,567

9.Property and Equipment, Net
Property and equipment are included in other assets in the accompanying consolidated balance sheets and consist of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Equipment	$667	$476
Software	2,455	47
Internal use software in development	3,850	—
Furniture and fixtures	987	970
Leasehold improvements	280	280
Property and equipment	8,239	1,773
Accumulated depreciation	(1,585)	(993)
Total property and equipment, net	$6,654	$780

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, the Company capitalized approximately $3.9 million of costs related to internally developed software.
Depreciation expense on property and equipment was $0.6 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.
No impairment losses were recognized during the periods presented.
10.Leases
The Company’s leases consist of one operating lease on its office space in Scottsdale, Arizona that expires in 2028 and is subject to a renewal option at market rates prevailing at the time of renewal. The Company became a sublessor of the same office space when it entered into a sublease agreement effective July 1, 2022 with ZFSG. The base rent under the sublease is equal to that which the Company pays under the head lease and the lease terms are coterminous. The Company remains the primary obligor under the head lease.
The Company applies the portion of the straight-line sublease income that is equal to its head lease expense as a contra expense to head lease expense in underwriting, acquisition and insurance expenses and records the remainder in other income.
The following tables summarize details and balances associated with the Company’s operating lease and sublease:

	December 31, 2025	December 31, 2024
	(in thousands)
Lease Balances:
Operating lease right-of-use assets	$1,748	$2,278
Operating lease liabilities	(2,117)	(2,738)

	Year Ended December 31,
	2025	2024
	(in thousands)
Lease Cost:
Operating lease cost	$655	$655
Sublease income	(751)	(750)
Net lease (income)	$(96)	$(95)

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term — operating leases	2.92 years	3.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Operating cash flows from the net lease were $0 for both the years ended December 31, 2025 and 2024. The remaining lease term of the operating lease was 2.92 years and 3.92 years, respectively, for the years ended December 31, 2025 and 2024. Future minimum lease payments under the operating lease as of December 31, 2025 are expected to be as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

Future Minimum Lease Payments	December 31, 2025
(in thousands)
2026	$765
2027	783
2028	732
2029	—
2030	—
Thereafter	—
Total lease payments	2,280
Less: imputed interest	(163)
Present value of lease liabilities	$2,117
11.Reserves for Unpaid Losses and Loss Adjustment Expenses
The following table reconciles the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the consolidated balance sheets:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$403,576	$320,936
Reinsurance recoverable	(119,596)	(102,723)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	283,980	218,213

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	212,147	169,816
Prior year	—	5,418
Total net losses and loss and adjustment expenses incurred	212,147	175,234
Payments:
Current year	(34,834)	(46,258)
Prior year	(98,460)	(63,209)
Total payments	(133,294)	(109,467)

Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	362,834	283,980
Reinsurance recoverable	139,414	119,596
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$502,248	$403,576

For the year ended December 31, 2025, the net development on prior accident years was nil.
For the year ended December 31, 2024, the Company recorded net development related to prior accident years of $5.4 million. This amount was primarily due to enhancements to the Company’s claims reserving approach with respect to loss adjustment expenses in its casualty lines.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The following table presents incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as of December 31, 2025 for the property and casualty lines of business. The loss information has been disaggregated so that losses that are expected to develop in a similar manner are grouped together. The information provided regarding incurred and paid accident year claims development for the years ended December 31, 2024 and prior is presented as unaudited supplementary information.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2025
Accident Year	Year Ended December 31,							Total of IBNR Liabilities plus Expected Development on Reported Claims	Cumulative # of Reported Claims (1)
	2019 and Prior	2020	2021	2022	2023	2024	2025
	(in thousands)
	Unaudited
Property
2019 and Prior	$12,496	$12,325	$12,604	$14,147	$13,963	$13,894	$13,933	$16	451
2020		48,551	50,816	53,852	54,762	55,570	57,239	164	1,024
2021			69,484	57,259	57,225	58,175	58,024	240	953
2022				56,070	68,363	68,835	68,868	276	1,305
2023					51,048	50,209	51,708	499	1,048
2024						70,365	69,564	1,993	1,259
2025							75,658	38,174	828
Total							$394,994
(1) Claim count information is reported per claim and includes claims that did not result with a liability.

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Year Ended December 31,
	2019 and Prior	2020	2021	2022	2023	2024	2025
	(in thousands)
	Unaudited
Property
2019 and Prior	$3,925	$11,403	$13,187	$13,452	$13,890	$13,881	$13,917
2020		21,385	40,799	48,611	52,374	54,363	56,472
2021			33,544	50,814	54,691	56,979	57,320
2022				28,062	58,294	64,533	66,777
2023					32,592	45,000	49,420
2024						40,026	63,320
2025							27,400
Total							334,625
Liabilities for unpaid losses and allocated loss adjustment expenses							$60,369

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2025
Accident Year	Year Ended December 31,							Total of IBNR Liabilities plus Expected Development on Reported Claims	Cumulative # of Reported Claims (1)
	2019 and Prior	2020	2021	2022	2023	2024	2025
	(in thousands)
	Unaudited
Casualty
2019 and Prior	$8,282	$8,117	$8,471	$9,571	$10,383	$11,872	$11,222	$116	209
2020		28,600	30,186	30,920	29,779	31,693	32,037	1,481	633
2021			52,226	53,775	53,865	54,152	56,462	1,607	1,452
2022				64,915	69,921	71,333	75,485	8,293	1,946
2023					78,413	78,850	74,813	20,406	1,791
2024						90,145	90,145	55,454	1,889
2025							124,915	105,379	1,684
Total							$465,081
(1) Claim count information is reported per claim and includes claims that did not result with a liability.

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	Year Ended December 31,
	2019 and Prior	2020	2021	2022	2023	2024	2025
	(in thousands)
	Unaudited
Casualty
2019 and Prior	$10	$170	$1,445	$3,518	$5,881	$8,203	$8,822
2020		315	5,276	11,410	19,576	23,713	26,248
2021			1,199	9,007	20,687	31,178	44,128
2022				4,515	17,261	32,703	51,353
2023					2,039	11,717	31,577
2024						2,941	13,246
2025							3,730
Total							179,103
Liabilities for unpaid losses and allocated loss adjustment expenses							$285,978
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
The following is supplementary unaudited information about average historical claims duration as of December 31, 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Average Annual Percentage (1) Payout of Incurred Claims by Age (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Property	47.3%	34.5%	9.7%	4.3%	2.1%	3.0%	0.3%
Casualty	3.2%	13.4%	21.8%	22.5%	19.5%	11.2%	5.5%
(1) Calculated using weighted average.
The following table is a reconciliation of the net incurred and paid claims development tables to the liability for unpaid losses and loss adjustment expenses in the consolidated balance sheets as of December 31, 2025:

December 31, 2025
(in thousands)
Net outstanding liabilities for unpaid losses and allocated loss adjustment expenses:
Property	$60,369
Casualty	285,978
Liabilities for unpaid losses and allocated loss adjustment expenses, net of reinsurance	346,347

Reinsurance recoverable on unpaid losses and allocated loss adjustment expenses:
Property	28,735
Casualty	110,679
Total reinsurance recoverable on unpaid losses and allocated loss adjustment expenses	139,414

Impact of Loss Portfolio Transfer	(1,516)
Net unallocated loss adjustment expenses	18,003
Gross liability for unpaid losses and loss adjustment expenses	$502,248

12.Reinsurance
The Company remains liable to policyholders for ceded risks in the event that reinsurers are unable to meet their contractual obligations. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Certain reinsurance agreements require collateral, including letters of credit or trust accounts, when reinsurers are not authorized or fall below specified financial strength ratings.
On December 30, 2021, Ategrity Specialty and Ategrity Limited entered into an LPT agreement with an effective date of September 30, 2021. As part of the LPT all reserves related to brokerage property claims with accident dates prior to and including September 30, 2021 were ceded. The LPT is accounted for as retroactive reinsurance and reduced the Company’s exposure to adverse reserve development on the covered business. No gain on the LPT was recorded upon inception. As of December 31, 2025 and 2024, the reinsurance recoverable for ceded loss and loss adjustment expense reserves under the agreement was $1.5 million and $2.1 million, respectively.
Written premiums, earned premiums and losses and loss adjustment expenses incurred are presented on a gross, ceded, and net basis for the years ended December 31, 2025 and 2024 in the table below:

Year Ended December 31,
	2025	2024
(in thousands)
Written premiums:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
	(in thousands)
Direct	$581,530	$437,036
Ceded	(156,912)	(137,830)
Net written	$424,618	$299,206

Earned premiums:
Direct	$512,494	$398,112
Ceded	(150,799)	(107,477)
Net earned	$361,695	$290,635

Losses and loss adjustment expenses:
Direct	$266,932	$230,474
Ceded	(54,785)	(55,240)
Net losses and loss adjustment expenses	$212,147	$175,234

As of December 31, 2025 and 2024, the Company’s five largest reinsurers accounted for 64.6% and 58.4%, respectively, of net reinsurance recoverables.
As of December 31, 2025 and 2024, recoverables from these reinsurers totaled $127.3 million and $104.8 million, respectively.
As of December 31, 2025 and 2024, the Company had reinsurance recoverables on unpaid losses of $139.4 million and $119.6 million, respectively, and reinsurance recoverables on paid losses of $11.0 million and 14.0 million, respectively. As of December 31, 2025 and 2024, prepaid reinsurance premiums totaled $2.9 million and $3.9 million, respectively.
13.Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of December 31, 2025 and 2024, the Company was not subject to any known litigation.
14.Letters of Credit
On December 21, 2020, JPMorgan Chase Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. On December 25, 2020, and as subsequently amended, Barclays Bank issued a letter of credit agreement in the amount of $35.0 million for the benefit of Ategrity Specialty on behalf of Ategrity Limited. The Barclays and JP Morgan Chase Bank letter of credit agreements were terminated in accordance with their terms on September 4, 2025 and October 20, 2025, respectively and no similar arrangements remained outstanding as of December 31, 2025. As of December 31, 2025 and 2024, there were no amounts drawn on these agreements. Fees paid on the agreements were $1.7 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively, and included in interest expense in the consolidated statements of operations and comprehensive income.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
15.Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches employees’ contributions to the Saving Plan to one hundred percent, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the years ended December 31, 2025 and 2024, the expense associated with the Savings Plans totaled $1.1 million and $0.8 million, respectively.
Starting on October 1, 2024, the Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to our employees pursuant to such plan and other ancillary benefits. The Company made contributions of $2.4 million and $0.4 million toward the employer portion of insurance premiums for the benefit of its employees in the years ended December 31, 2025 and 2024.
16.Stockholders’ Equity
Corporate Conversion
On June 10, 2025, in connection with its IPO, Ategrity Specialty Holdings LLC converted from a Delaware limited liability company to a Nevada corporation. As part of the conversion, all outstanding membership interests were exchanged for shares of common stock of the newly incorporated entity, with no change in the relative ownership percentages of the Company’s equity holders. The conversion was accounted for as a recapitalization, and all historical financial statements have been retroactively adjusted to reflect the capital structure of the corporation.
Reverse Stock Split
Immediately prior to the effectiveness of the Company’s registration statement, the Company completed a 1-for-10.66 reverse stock split of its outstanding member units. All common share and per‑share information in these consolidated financial statements has been retroactively restated to give effect to the reverse stock split. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.
Initial Public Offering
On June 12, 2025, the Company completed its IPO, issuing 7,666,667 shares of common stock at a public offering price of $17.00 per share, generating gross proceeds of approximately $130.3 million, before deducting underwriting discounts and commissions of $8.6 million. Other offering expenses were $7.0 million, of which $4.8 million and $2.2 million were paid in the years ended December 31, 2025 and 2024, respectively. After deducting underwriting discounts, commissions, and offering expenses of $15.6 million, the Company received net proceeds of approximately $114.8 million, which were recorded in additional paid‑in capital.
Share Capital
The following table summarizes the Company’s authorized, issued, and outstanding share capital as of the following dates:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

			Shares Issued and Outstanding
				As Restated for Reverse Stock Split
Share Class	Authorized Shares*	Par Value	December 31, 2025	December 31, 2024
Common stock	500,000,000	$0.001	48,066,674	38,386,433
Preferred stock	100,000,000	$0.001	—	—
*As provided in the Company’s certificate of incorporation filed in connection with the IPO.
The Company’s certificate of incorporation authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more series, with such rights, preferences and privileges as may be determined by the Board of Directors.
As of December 31, 2025, no shares of preferred stock were issued or outstanding.
Additional Paid‑in Capital
The net proceeds from the IPO were credited to additional paid‑in capital. The Company's members’ equity that was reported in prior periods has been retroactively restated to reflect the common stock (par value) and additional paid-in-capital based on the conversion of member units to common stock. No dividends on common stock were declared or paid during the year ended December 31, 2025.
Directed Share Program
The underwriters of the IPO reserved for sale, at the IPO price, up to 7% of the shares offered by the Company’s final prospectus on form 424(b) filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025 (the “Prospectus), excluding the additional shares that the underwriters had an option to purchase, for sale to certain of the Company’s employees, certain of the Company’s directors and certain other parties. J.P. Morgan Securities LLC (“JPM”) administered this directed share program and the Company will indemnify JPM in connection with the directed share program. The underwriters were not entitled to any additional commission with respect to shares sold pursuant to the directed share program. During the three month period ended June 30, 2025, 295,700 shares were sold under the directed share program for an aggregate price of $5.0 million. These 295,700 shares are included in the 7,666,667 shares issued reflected in the Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest. No further shares are expected to be sold under the directed share program.
Other Capital Transactions
In January 2025, the Company issued 2,010,442 additional common shares to ZFSG, in exchange for U.S. Treasury bills of $20.0 million.
During the three months ended June 30, 2025, ZFSG made a cash contribution of $2.7 million and received 257,088 shares in connection with the Company’s repurchase of 257,088 shares from certain shareholders for an aggregate purchase price of $2.7 million. The net effect of this transaction was zero on the consolidated statements of changes in stockholders’ equity and non-controlling interests and the consolidated statements of cash flows.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Warrants
On October 21, 2024 (the “Issue Date”), ZFSG made an in-kind contribution of $22.2 million in principal amount of U.S. Treasury Notes with a fair value of $20.1 million to the Company and received (i) 2,159,211 common shares, (ii) 1,079,605 warrants to purchase common shares with an exercise price of $31.99 per share (Tranche 1); and (iii) 375,147 warrants to purchase common shares with an exercise price of $21.32 per share (Tranche 2). Such underlying shares and exercise prices of the Tranche 1 and Tranche 2 warrants (collectively, the “Warrants”) are subject to customary anti-dilution adjustments set forth in each warrant certificate. ZFSG is entitled to exercise the Warrants for a term of ten years starting from the Issue Date by paying the exercise price in cash or on a cashless basis at the option of the holder.
The Company determined that the warrants are freestanding instruments indexed solely to its own common stock and meet all conditions for equity classification. Accordingly, the warrants are recorded in additional paid-in capital and are not remeasured each reporting period. As of December 31, 2025, all of the warrants issued are outstanding and remain unexercised.
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
This impact of this change on the basic and diluted EPS reported for the year ended December 31, 2025 is described in Note 19, Earnings per Share.
17.Share-Based Compensation
Equity Incentive Plans
The Company’s Equity Incentive Plan (the “2019 Equity Plan”) provided for restricted units, non-qualified incentive options and other unit-based awards for directors, officers and other employees.
On June 10, 2025, the Company established the 2025 Incentive Plan (the “2025 Equity Plan”) under which various equity-based awards may be granted to directors, officers and other employees.
Total share-based compensation expense recognized was $1.0 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively. The related tax benefit recognized was $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.
Valuation Assumptions
Estimated fair values of awards were derived by independent third-party valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
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
Non-Qualified Stock Options (“NQSOs”)
NQSOs generally have contractual terms of five to ten years, and vest over three- or five-year service periods. Certain awards include performance conditions in addition to service conditions, including awards that vested upon completion of the Company’s IPO.
For awards subject only to service conditions, compensation cost is recognized on a straight-line basis over the requisite service period. For awards subject to both service and performance conditions, compensation cost is recognized using a graded vesting attribution method when achievement of the performance condition is considered probable.
The following table summarizes NQSO activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2025	4,339,810	$11.98
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Forfeited	(94,475)	$10.66
Outstanding as of December 31, 2025	4,245,335	$12.01

The following table summarizes NQSOs outstanding and exercisable as of December 31, 2025:

Options	Weighted‑Average Exercise Price	Weighted‑Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	$12.01	8.2 years	$38,192
Exercisable	$17.02	8 years	$1,129
The aggregate intrinsic value represents the total pre‑tax intrinsic value (the excess of the closing stock price over the exercise price) of in‑the‑money options as of December 31, 2025.
As of December 31, 2025, unrecognized compensation expense related to unvested NQSOs was $1.7 million and is expected to be recognized over a weighted-average period of 4.0 years.
CEO Options
In 2022, ZFSG granted stock options to purchase shares of the Company held by ZFSG to the Company’s Chief Executive Officer for services provided to the Company. Because ZFSG acted in its capacity as a shareholder, the award is accounted for as share-based compensation of the Company

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
with a corresponding capital contribution in accordance with ASC 718, Compensation—Stock Compensation.
In December 2024, the original CEO options were cancelled and replaced with new CEO Options (“the new CEO Options”). The replacement was accounted for as a Type 1 modification in accordance with ASC 718. The new CEO Options were granted on December 8, 2024 (the “Modification Date”) with a contractual term of ten years and a 30 month graded vesting period.
The modification resulted in incremental compensation cost of approximately $2.4 million, representing the additional fair value of the replacement award, including the incremental number of options granted. Of this amount, approximately $1.7 million was recognized during the year ended December 31, 2024. The remaining incremental compensation cost is being recognized prospectively over the remaining vesting period of the new CEO Options. During the year ended December 31, 2025, the Company recognized $16 thousand of additional incremental compensation expense related to the acceleration of vesting upon completion of the Company’s IPO.
As of December 31, 2025, unrecognized compensation expense related to the CEO options was $587 thousand and is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2025, 2,541,407 CEO Options were outstanding, of which 2,116,724 were vested.
Based on the closing price of the Company’s common stock of $21.01 per share on December 31, 2025, the aggregate intrinsic value of the CEO Options outstanding was $29.6 million. No CEO options were exercisable as of December 31, 2025.
Restricted Stock Units (“RSUs”)
RSUs represent the right to receive shares of the Company’s common stock upon vesting. Holders of unvested RSUs do not have voting rights are not entitled to dividends prior to vesting. Accordingly, unvested RSUs are not considered participating securities for purposes of calculating earnings per share.
RSUs vest over three or five-year service periods and compensation expense is recognized on a straight-line basis over the requisite service period.
The following table summarizes RSU activity for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	3,132	$10.56
Granted	8,823	$17.00
Vested	(3,132)	$10.56
Forfeited	—	$—
End of period	8,823	$17.00

The total fair value of RSUs vested during the year ended December 31, 2025 was $66 thousand.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2025, unrecognized compensation expense related to unvested RSUs was $123 thousand and is expected to be recognized over the remaining vesting period.
18.Segment Reporting
The Company operates as one operating segment with excess and surplus lines insurance business at its core. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”), who uses consolidated net income to make decisions about allocating resources and assessing performance for the entire Company. The measure of segment assets is reported in the consolidated balance sheets as total assets.
The following table presents the Company’s operating results as evaluated by the CODM.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenues
Net earned premiums	$361,695	$290,635
Fee income	6,582	918
Net investment income	42,376	24,046
Net realized and unrealized gains (losses) on investments	12,651	28,140
Other income	1,035	95
Total revenues	424,339	343,834

Expenses
Losses and loss adjustment expenses	212,147	175,234
Policy acquisition costs	65,343	60,692
Operating expenses	47,966	37,875
Interest expense	1,358	2,042
Other expenses	1,611	1,727
Total expenses	328,425	277,570

Income before income taxes	95,914	66,264
Income tax expense	19,785	12,316
Net income	76,129	53,948

Less: Net income (loss) attributable to non-controlling interest - General Partner	2,127	6,858
Segment net income	$74,002	$47,090

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income attributable to stockholders	$74,002	$47,090

The table below presents gross written premium (“GWP”) by product group for the years ended December 31, 2025 and 2024:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025		2024
	($ in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP
Casualty	$390,565	67.2%	$263,328	60.3%
Property	190,965	32.8%	173,708	39.7%
Total Gross Written Premium	$581,530	100.0%	$437,036	100.0%

All long-term assets of the Company are based in the United States and similarly, all of the Company’s revenues are derived from customers based in the United States.
For the year ended December 31, 2025, the Company had three distribution partners that generated $270.4 million of direct written premiums, representing 46.5% of total direct written premiums, which constituted more than 10% of the Company’s total revenues. For the year ended December 31, 2024, the Company had one distribution partner that generated $105.3 million of direct written premiums, representing 24.1% of total direct written premiums, which constituted more than 10% of the Company’s total revenues. No other distribution partner generated 10% or more of the Company’s total revenues for the years ended December 31, 2025 and 2024.
19.Earnings Per Share
In connection with the Reverse Stock Split and Corporate Conversion as described in Note 2, the Company retroactively adjusted the presentation of earnings per share (“EPS”) as if the Reverse Stock Split and Conversion occurred at the beginning of the earliest period presented in accordance with ASC 260, Earnings per Share.
The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands, except for share and per share data)
Numerator:
Net income attributable to stockholders	$74,002	$47,090
Income allocable to participating securities	890	360
Net income available to stockholders	$73,112	$46,730

Denominator:
Weighted-average shares outstanding - basic, including participating securities	45,378,789	36,928,283
Weighted-average participating securities	(721,398)	(282,206)
Weighted-average shares outstanding - basic	44,657,391	36,646,077
Dilutive effect of share-based compensation	1,576,431	1,706
Weighted-average shares outstanding - diluted	46,233,822	36,647,783

Earnings per share - basic	$1.64	$1.28
Earnings per share - diluted	$1.58	$1.28

Basic net earnings per share is computed by dividing net income available to stockholders by the weighted-avera

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
ge number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Unvested share-based payment awards, including restricted stock units and stock options, do not have nonforfeitable rights to dividends or dividend equivalents and therefore are not considered participating securities under ASC 260. Accordingly, these awards are not included in the allocation of earnings under the two-class method. Stock options and similar awards are included in diluted earnings per share using the treasury stock method when the effect is dilutive, and awards subject to vesting or performance conditions are included only when the conditions have been satisfied as of the reporting date.
Prior to July 1, 2025, the Company applied the two-class method because outstanding warrants were considered participating securities, as they provided the holder with a nonforfeitable right to receive dividends on the same terms as common stockholders, regardless of whether the warrants were exercised. Effective July 1, 2025, pursuant to the Waiver described in Note 16, Stockholders’ Equity, the warrants are no longer considered participating securities during the Waiver Period (July 1, 2025 through December 31, 2027). Accordingly, beginning July 1, 2025, the Company no longer allocates earnings to the warrants under the two-class method and instead considers the warrants under the treasury stock method for diluted EPS, when dilutive.
As a result, EPS for the year ended December 31, 2025 reflects the combined effect of the two-class method applied through June 30, 2025 and the treasury-stock method applied thereafter.
20.Statutory Capital and Regulatory Requirements
The Company’s insurance subsidiaries are subject to statutory accounting practices and capital requirements prescribed by their respective insurance regulators, which differ from GAAP and may restrict the ability of the subsidiaries to pay dividends to the Company. See Note 21, Dividend Restrictions.
Ategrity Specialty
The Delaware Department of Insurance prescribes statutory accounting practices (“SAP”) for determining statutory net income and statutory capital and surplus. SAP differs from GAAP primarily in the treatment of acquisition costs, non-admitted assets, investment valuation and classification and valuation allowances.
Combined net income, statutory capital and surplus and minimum required statutory capital and surplus, as determined in accordance with statutory accounting practices, for the U.S. insurance subsidiary as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, are summarized as follows:

	As of and for the years ended December 31,
	2025	2024
	(in thousands)
Statutory net income (loss)	$10,678	$6,011
Statutory capital and surplus	85,913	76,537
Minimum required statutory capital and surplus	49,000	48,000

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Risk-Based Capital
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2025 and 2024, Ategrity Specialty’s statutory capital and surplus exceeded its authorized control level.
Regulatory Restrictions
On January 11, 2019, the Delaware Department of Insurance approved an investment limitation permitting investment of up to 15% of admitted assets in the Utility Limited Partnership.
Ategrity Limited
Ategrity Specialty Insurance Limited is regulated by the Bermuda Monetary Authority (“BMA”) and is subject to statutory capital, solvency and liquidity requirements.
Statutory capital and surplus amounted to $329.3 million and $268.8 million as of December 31, 2025 and 2024, respectively and exceeded minimum statutory requirements. The primary difference between statutory capital and surplus and GAAP equity relates to prepaid expenses that are non-admitted under Bermuda statutory accounting.
21.Dividend Restrictions
The following describes restrictions on the ability of the Company’s insurance subsidiaries to distribute capital to the Company.
Ategrity Specialty
The insurance statutes of the state of domicile of the Company’s U.S. insurance subsidiary limits the amount of dividends that may be paid annually without prior regulatory approval. Generally, the limitations are based on the greater of (i) statutory net income, excluding realized capital gains, for the preceding year or (ii) 10.0% of statutory surplus at the end of the preceding year, in each case limited to earned surplus. Dividends in excess of such amounts are considered extraordinary dividends and require prior regulatory approval.
Accordingly, the maximum amount of dividends available to the Company from its U.S. insurance subsidiary without regulatory approval was $0 as of both December 31, 2025 and 2024.
Insurance regulators have broad discretion to restrict the payment of dividends if statutory surplus is considered inadequate.
Ategrity Limited
The Company’s Bermuda insurance subsidiary is subject to solvency, liquidity and capital requirements prescribed by the BMA. Dividends may not be declared or paid if the insurer fails to meet its Enhanced Capital Requirement or prescribed solvency or minimum liquidity ratio. In addition, prior approval of the BMA is required for declaring or paying dividends that would result in a reduction of 15% or more of the total statutory capital or 25% of the total statutory capital and surplus, as set forth in its previous year’s financial statements.
Accordingly, the maximum amount of dividends available to the Company from its Bermuda insurance subsidiary without regulatory approval was $37.4 million and $26.3 million as of December 31, 2025 and 2024, respectively.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
22.Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$7,886	$9,377
Income tax benefit (expense)	(1,663)	(1,964)
Unrealized (losses) gains arising during the period, net of taxes	6,223	7,413
Other comprehensive (losses) income	$6,223	$7,413

23.Income Taxes
The components of net income (loss) before income tax expense for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Domestic	$95,914	$66,264
Foreign	—	—
Income before income taxes	$95,914	$66,264

The components of income taxes expense for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current expense:
Federal	$24,522	$16,728
State	546	—
Foreign	—	—
Total current expense (benefit)	25,068	16,728
Deferred expense:
Federal	(4,929)	(4,412)
State	(354)	—
Foreign	—	—
Total deferred expense (benefit)	(5,283)	(4,412)
Total income tax expense	$19,785	$12,316

The prevailing federal income tax rate was 21% for both the years ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate on income before income taxes differs from the prevailing federal income tax rate of 21% and is summarized as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended, December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
Income tax expense at federal income tax rate	$20,142	21.0%	$13,915	21.0%
State and local income taxes	192	0.2%	—	—%
Nontaxable or nondeductible items:
Non-controlling interest	(447)	(0.5)%	(1,227)	(1.8)%
Other	(102)	(0.1)%	(372)	(0.6)%
Income tax expense	$19,785	20.6%	$12,316	18.6%

Cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follow:

Year Ended December 31,
2025
(in thousands)
Federal	$35,000
State	281
Foreign	—
Income before income taxes	$35,281

The Company received $0.9 million in net income taxes refunds during the year ended December 31, 2024.
The significant components of the net deferred tax assets at the corporate income tax rate of 21% are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Unearned premiums	$8,799	$6,074
Reserves for unpaid losses and loss adjustment expenses	6,404	4,709
Accrued expenses	1,172	747
Contingent commissions	3,708	3,305
Allowance for credit losses	1,913	1,240
Other	899	822
Total deferred tax assets	22,895	16,897
Deferred tax liabilities:
Deferred policy acquisition costs, net of ceding commissions	(6,396)	(4,526)
Unrealized gains fixed-maturity securities	(2,430)	(582)
Property and equipment	(591)	(137)
Deferred intercompany gain	(21)	(208)
Pass through entities	17	(1,553)
Accrued market discount	(185)	(221)
Total deferred tax liabilities	(9,606)	(7,227)
Net deferred tax assets	$13,289	$9,670

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The Company is subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations.
The Company assessed the realizability of its deferred tax assets on a stand-alone basis. As of December 31, 2025, the Company had no federal and state net operating loss (“NOLs”) being carried forward. As of December 31, 2025, the Company’s stand-alone net deferred tax assets amounted to $13.3 million. The Company believes that it is more likely than not that the deferred tax assets will be realized given the reversal of existing temporary differences and future taxable income.
The Company had no reserve for future tax contingencies or liabilities (unrecognized tax benefits). The Company classifies all interest and penalties related to uncertain tax positions as income tax expense. The Company did not incur any interest or penalties related to uncertain tax positions for the years ended December 31, 2025 and 2024.
Tax years 2022 and subsequent are open and subject to examination by the IRS.
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
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined state income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Agreement, the Company paid to ZFSG $42.9 million in the year ended December 31, 2025. $7.9 million was settled through the transfer of the Company’s investment interest in the Absolute Return Utility and Infrastructure Fund to ZFSG rather than through the payment of cash. The Company received $0.9 million during the year ended December 31, 2024 from ZFSG pursuant to the Tax Agreement. As of December 31, 2025, $8.1 million was due to ZFSG under this agreement and is included in income tax payable in the consolidated balance sheets.
24.Related Party Transactions
The Company enters into transactions with affiliates in the ordinary course of business. Affiliates include ZFSG, ZIS, ZTG, the Investment Manager and entities under common control. These transactions include technology arrangements, investment management agreements, shared services, loans and other corporate matters.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
period. The Company also agreed to provide services relating to the assets to ZTG with the actual internal and external costs incurred by the Company in performing the services to be paid by ZTG.
The following amounts were recorded in the years ended December 31, 2025 and 2024, respectively, related to the Technology Transactions: (a) $1.0 million, and $1.0 million, respectively, of interest income on the Promissory Note (included in net investment income); (b) $0.8 million, and $0.8 million, respectively, of licensing fee expense (included in underwriting, acquisition and insurance expenses); and (c) and $2.9 million, and $3.7 million respectively, of service charges billed to ZTG (included in underwriting, acquisition and insurance expenses as an offset); and (d) a principal repayment of $1.0 million of the Promissory Note received from ZFSG on September 26, 2025.
As of December 31, 2025 and 2024, the receivable from ZTG was $0.6 million and $1.0 million, respectively, and the payable to ZTG was $0.2 million and $0.2 million, respectively, included in other assets and accounts payable and accrued expenses, respectively, in the consolidated balance sheets.
AtegrityOne Transaction
The Company entered into a transaction with ZTG, effective April 1, 2025, to acquire software developed by ZTG for the Company, for the purchase price of $3.2 million, which was paid following a redemption on March 31, 2025, of our interests from the Utility Limited Partnership in such amount. The Company recorded the acquired software in other assets on the consolidated balance sheets.
Management & Cost Sharing
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, amongst other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. During 2024, certain corporate and shared service functions were provided by ZIS. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on measures considered to be a reasonable reflection of the historical utilization levels of these services. The Company recorded $0 and $0.8 million, for the years ended December 31, 2025 and 2024, respectively, of such allocated expense, recognized in underwriting, acquisition and insurance expenses in the consolidated statements of operations.
Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of December 31, 2025 and 2024, $0.7 million and $0.8 million, respectively, was due to ZIS under this agreement, included in accounts payable and accrued expenses in the consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $2.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, included in underwriting, acquisition and insurance expenses in the consolidated statements of operations.
As described in Note 10, the Company subleases office space to ZFSG under a sublease agreement effective July 1, 2022 with ZFSG. The base rent under the sublease is equal to that which the Company pays under the head lease, and the sublease and the head lease are coterminous.
Shared Services Agreement
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG provides the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology and

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
investor relations. The Company reimburses ZFSG for its out-of-pocket expenses incurred in the course of performing such services, on a cost-plus basis. The Shared Services Agreement also permits the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter. The Company’s expense related to the Shared Services Agreement was $0.2 million for the year ended December 31, 2025 included in underwriting, acquisition and insurance expenses in the consolidated statements of operations.
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
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA of $269 thousand and $164 thousand for the years ended December 31, 2025 and 2024, respectively. The fees were included as an offset to net investment income in the consolidated statements of operations. As of December 31, 2025 and 2024, $87 thousand and $164 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the consolidated balance sheets.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Guarantee and Pledge Agreement with ZFSG. The ZIS Loan provides for a fixed interest rate of 5.5%, payable annually in cash and matures on April 30, 2032.
The Company recorded interest income of $3.9 million for year ended December 31, 2025 included in net investment income in the consolidated statements of operations. As of December 31, 2025, accrued interest on the ZIS Loan was $2.9 million, included in investment income due and accrued in the consolidated balance sheets.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in the consolidated statements of operations and comprehensive income.
Fee Waiver for Utility Limited Partnership
The Investment Manager waived Fixed Fees of $2.6 million due under the Investment Management Agreement during the six months ended June 30, 2025.
IPO Costs Letter Agreement
On June 30, 2025, the Company and ZFSG entered into a letter agreement pursuant to which ZFSG agreed to offset a portion of the incremental expenses incurred by the Company in connection with preparing for and executing the IPO. The one-time payment of $0.3 million made by ZFSG to the Company on June 30, 2025 was recorded as a reduction of expense in other expenses in the consolidated statements of operations.
Tax Agreement
The Company is party to the Tax Agreement with ZFSG, which governs the allocation of consolidated federal and state income tax liabilities and related settlements among members of the consolidated group. Refer to Note 23, Income Taxes for additional information regarding amounts paid or received under this agreement and balances due to ZFSG as of December 31, 2025 and 2024.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The Company’s CEO was an employee of the Investment Manager until the IPO. On July 9, 2025, the Investment Manager made a $0.7 million severance payment to the Company’s CEO following the termination of his employment contract with the Investment Manager.
Capital Transactions
Capital transactions with ZFSG during the years ended December 31, 2025 and 2024 are described in Note 16.
In addition, during the year ended December 31, 2025, the Company’s parent, ZFSG, purchased an aggregate of 84,408 shares of the Company’s common stock from certain shareholders of the Company.
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
Other Transactions with Affiliates
On April 2, 2025 (the “Grant Date”), a then executive of ZFSG who became a director of the Company effective with the IPO, was granted a cash-settled stock appreciation right award by ZFSG relating to 46,893 shares of the Company’s common stock. The award provides the holder with the right to receive a cash payment equal to the appreciation in the Company’s common stock above a base price of $10.66 per share on the fifth anniversary of the Grant Date, subject to continued service. The Company does not have any obligation to settle this award.
Affiliate Balances
The amounts presented above are included in other assets and accounts payable and accrued expenses in the consolidated balance sheets and primarily relate to technology services, shared services, and investment management arrangements described above.

	December 31, 2025	December 31, 2024
	(in thousands)
Due from affiliates	$2,643	$17,906
Due to affiliates	$3,212	$8,847

25.Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued. Other than the event described below, no subsequent events have occurred that would require recognition or disclosure in these consolidated financial statements.
On February 12, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The timing and amount of repurchases will depend on market conditions, capital requirements, and other

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
factors. The authorization does not obligate the Company to acquire any particular amount of shares and may be suspended or discontinued at any time.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule I—Summary of Investments—Other than Investment in Related Parties

	Cost	Fair Value (if applicable)	Amount on Balance Sheet
(in thousands)
December 31, 2025
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$2,073	$2,117	$2,117
Corporate	544,682	556,311	556,311
Total fixed-maturity securities, available-for-sale	546,755	558,428	558,428
Short-term investments	220,241	220,241	220,241
Total investments	$766,996	$778,669	$778,669

	Cost	Fair Value (if applicable)	Amount on Balance Sheet
(in thousands)
December 31, 2024
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$84,456	$84,195	$84,195
Corporate	349,693	353,805	353,805
Commercial and residential mortgage-back and other asset-backed	816	752	752
Total fixed-maturity securities, available-for-sale	434,965	438,752	438,752
Short-term investments	52,612	52,612	52,612
Total investments	$487,577	$491,364	$491,364

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule II—Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	As of December 31,
	2025	2024
	(in thousands, except share and par value data)
Assets
Investments:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $139,740 in 2025 and $24,350 in 2024)	$142,120	$25,052
Utility & Infrastructure Investments, at fair value (cost of $15,135 in 2025 and $21,168 in 2024)	16,502	21,168
Short-term investments	13,550	—
Loans to affiliates	11,400	2,000
Investment in subsidiaries	426,149	351,723
Total investments	609,721	399,943
Cash and cash equivalents	1,201	1,041
Investment income due and accrued	1,995	372
Receivable from affiliates	—	87
Receivable from subsidiaries	49	—
Other assets	2,948	3,504
Total assets	$615,914	$404,947

Liabilities and stockholders' equity
Liabilities:
Due to broker	—	946
Accounts payable and accrued expenses	437	2,847
Payable to affiliates	191	—
Income tax payable	438	2,441
Deferred income tax liability, net	539	406
Total liabilities	1,605	6,640

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,066,674 and 38,386,433 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	48	38
Additional paid-in capital	496,470	360,703
Retained earnings	108,571	34,569
Accumulated other comprehensive income	9,220	2,997
Total stockholders' equity	614,309	398,307
Total liabilities and stockholders' equity	$615,914	$404,947

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule II—Condensed Financial Information of Registrant
Statements of Operations and Comprehensive Income (Parent Company)

	For the Years Ended December 31,
(in thousands)	2025	2024
Revenues:
Net investment income	$5,958	$3,213
Net realized and unrealized (losses) on investments	1,832	6,403
Other income	940	—
Total revenues	8,730	9,616

Expenses
General and administrative expenses	1,721	935
Interest expense	—	(40)
Other expenses	110	50
Total expenses	1,831	945

Income before income taxes	6,899	8,671
Income tax expense	1,403	1,780
Net income before equity in net income of subsidiaries	5,496	6,891
Equity in undistributed earnings of subsidiaries	68,507	40,199
Net income	74,003	47,090

Other comprehensive income:
Net unrealized (losses) gains on securities available for sale	1,325	39
Equity in other comprehensive income (loss) of subsidiaries	4,897	7,374
Total other comprehensive income	6,222	7,413
Total comprehensive income	$80,225	$54,503

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule II—Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	For the Years Ended December 31,
( in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$74,003	$47,090
Adjustments to reconcile net income to net cash provided by operating activities	(78,238)	(48,149)
Net cash provided by operating activities	(4,235)	(1,059)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,200)	—
Purchase of fixed-maturity securities, available-for-sale	(52,256)	(230)
Proceeds from sale of fixed-maturity securities, available-for-sale	7,645	12,071
Loans to affiliates	(9,400)	—
Change in Treasury bills, net	(5,457)	(39,199)
Change in short-term investments, net	(74,643)	(3,467)
Proceeds from sale of securities sold, not yet purchased	—	1,210
Purchases to cover securities sold, not yet purchased	—	(348)
Purchase of investment in subsidiaries	—	(31,928)
Purchases of Utility & Infrastructure Investments	(10,000)	—
Proceeds from redemptions of Utility & Infrastructure Investments	14,739	31,778
Net cash provided by investing activities	(132,572)	(30,113)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	121,710	—
Payments of initial public offering costs	(4,743)	—
Capital contributions	22,741	—
Payments for share repurchases	(2,741)	—
Capital distribution	—	—
Net cash provided by financing activities	136,967	—

Net change in cash and cash equivalents	160	(31,172)
Cash and cash equivalents, at beginning of period	1,041	32,213
Cash and cash equivalents, at end of period	$1,201	$1,041

Supplementary cash flow information:
Cash paid for taxes	$2,809	$354

Supplementary non-cash investing and financing activities:
Common stock issued in exchange for U.S. Treasury bills	$—	$20,100

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule V—Valuation and Qualifying Accounts

(in thousands)	Valuation Allowance for Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premium Receivable
Balance at January 1, 2024	$—	$—	$2,953
Charged to costs and expenses	—	—	2,954
Balance at December 31, 2024	$—	$—	$5,907
Charged to costs and expenses	—	—	5,038
Amounts written off	—	—	(2,191)
Recoveries of amounts previously written off	—	—	—
Balance at December 31, 2025	$—	$—	$8,754

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Supplemental Schedules
Schedule VI—Insurance Operations

	As of and for the Years Ended December 31,
(in thousands)	2025	2024
Deferred policy acquisition costs, net of ceding commissions (1)	$30,204	$21,552
Reserves for unpaid losses and loss adjustment expenses	502,248	403,576
Unearned premiums	281,864	212,828
Net earned premium(1)	361,695	290,635
Net investment income	42,376	24,046
Loss and loss adjustment expenses(1)	212,147	175,234
Loss and loss adjustment expenses prior year(1)	—	5,418
Amortization of policy acquisition costs(1)	56,454	49,746
Paid claims and claim adjustment expenses(1)	133,294	109,467
Net premiums written(1)	424,618	299,206
Ceded unearned premium	74,317	68,205
Deferred ceding commission	17,313	15,258

(1) Amount is presented net of reinsurance

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10‑K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of the Company’s registered public accounting firm due to a transition period established by Securities and Exchange Commission rules for newly public companies. In addition, because the Company is an “emerging growth company” as defined in the JOBS Act, its registered public accounting firm is not required to attest to the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or officers, as defined in Rule 16a-1(f) of the Exchange Act adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, or constituted a non-Rule 10b5-1 trading arrangement (as defined in Regulation S-K Item 408).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the Ategrity Specialty Insurance Company Holdings Definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”).
The Company has an insider trading policy governing purchases, sales and other dispositions of the Company's securities that applies to the Company's directors, officers, employees, agents and other covered persons. It is also Company policy to comply with applicable securities laws concerning trading in Company securities on the Company's behalf. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11.  Executive Compensation
The information required by Item 11 is incorporated by reference to the Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to Proxy Statement, including under the captions “Equity Compensation Plan Information,” “Principal Stockholders,” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the Proxy Statement, including under the captions “General Information About the Board of Directors” and “Certain Relationships and Related Person Transactions.”
Item 14.  Principal Accounting Fees and Services
Our independent registered public accounting firm is Ernst & Young LLP, Tysons, VA, Auditor Firm ID: 42.
The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” and incorporated into this Item by reference.
(a)(2) Financial Statement Schedules.
All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.

The following consolidated financial statements and supplemental data of the Company are filed as part of this Form 10-K and are included in Item 8:

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Articles of Incorporation of Ategrity Specialty Insurance Company Holdings	S-8	333-287969	3.1	6/12/2025
3.2	Bylaws of Ategrity Specialty Insurance Company Holdings	S-8	333-287967	3.2	6/12/2025
4.1	Description of Securities					*
10.1§	Stockholders’ Agreement, dated as of June 10, 2025, by and among Ategrity Specialty Insurance Company Holdings, Zimmer Financial Services Group LLC, Zimmer Management Services LLC and each of the other signatories thereto	8-K	001-42695	10.2	6/12/2025
10.2§	Form of Warrant Certificate	S-1/A	333-286059	10.2	4/15/2025

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.3#	2019 Equity Incentive Plan, effective as of February 5, 2019 and amended as of January 1, 2024 and as further amended on December 8, 2024.	S-1/A	333-286059	10.3	3/24/2025
10.4	Ategrity Specialty Insurance Company Holdings 2025 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-286059	10.4	4/15/2025
10.5#	Non-Employee Director Compensation Policy of the Company	S-1/A	333-286059	10.5	4/15/2025
10.6§	Form of Indemnification Agreement between Ategrity Specialty Insurance Company Holdings and each of its directors and executive officers	S-1/A	333-286059	10.6	4/15/2025
10.7+	Shared Services Agreement, dated as of June 10, 2025, by and between Ategrity Specialty Holdings LLC and Zimmer Financial Services Group LLC	8-K	001-42695	10.1	6/12/2025
10.8	Management & Cost Sharing Agreement, effective as of September 30, 2023 by and between Ategrity Specialty Insurance Company and Zimmer Insurance Services, LLC.	S-1/A	333-286059	10.8	3/24/2025
10.9+	Sublease Agreement, dated as of September 30, 2022, by and between Ategrity Specialty Insurance Company and Zimmer Financial Services Group LLC.	S-1/A	333-286059	10.9	4/15/2025
10.10	Tax Allocation Agreement, dated as of April 1, 2018, by and among Ategrity Specialty Holdings LLC, Ategrity Specialty Insurance Company, Ategrity Specialty Insurance Limited and Zimmer Financial Services Group LLC.	S-1/A	333-286059	10.10	3/24/2025
10.11	Technology Transactions Agreement, effective as of January 1, 2023, by and between Ategrity Specialty Insurance Company and Zimmer Technology Group, LLC.	S-1/A	333-286059	10.11	3/24/2025
10.12	Amended and Restated Limited Partnership Agreement, dated as of April 1, 2018, by and among ZP Utility Insurance Fund, L.P., ZP Utility Insurance GP, LLC, as general partner, and Ategrity Specialty Insurance Company and Ategrity Specialty Insurance Limited, as limited partners.	S-1/A	333-286059	10.12	3/24/2025

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.13+	Amended and Restated Investment Management Agreement, dated as of October 1, 2024, by and between Ategrity Specialty Insurance Limited and Zimmer Partners, LP.	S-1/A	333-286059	10.13	4/15/2025
10.14+	Amended and Restated Investment Management Agreement, dated as of October 1, 2024, by and between Ategrity Specialty Holdings LLC and Zimmer Partners, LP.	S-1/A	333-286059	10.1	4/15/2025
10.15+	Investment Management Agreement, dated as of December 1, 2024, by and between Ategrity Specialty Insurance Limited and Zimmer Partners, LP.	S-1/A	333-286059	10.15	4/15/2025
10.16§	Promissory Note, dated as of January 1, 2023, by and between Zimmer Financial Services Group, LLC and Ategrity Specialty Insurance Company.	S-1/A	333-286059	10.16	3/24/2025
10.17§	Second Amended and Restated Employment Agreement, dated as of March 21, 2025, by and between Ategrity Specialty Holdings LLC and Chris Schenk.	S-1/A	333-286059	10.17	3/24/2025
10.18§	Employment Agreement, dated as of August 13, 2024, by and between Ategrity Specialty Holdings LLC and Neelam Patel.	S-1/A	333-286059	10.18	3/24/2025
10.19§	Employment Agreement, dated June 10, 2025, by and between Ategrity Specialty Holdings LLC and Justin Cohen	8-K	001-42695	10.4	6/12/2025
10.20+§	Amended and Restated Loan Agreement, dated April 5, 2025, among ZIS, Ategrity Specialty Holdings LLC, and Ategrity Ltd.	S-1/A	333-286059	10.2	4/15/2025
10.21	Guaranty and Pledge Agreement, dated as of March 31, 2025, between ZFSG, and Ategrity Ltd.	S-1/A	333-286059	10.21	4/15/2025
19.1	Insider Trading Policy					*
21.1	List of subsidiaries of Ategrity Specialty Insurance Company Holdings	S-1/A	333-286059	21.1	3/24/2025
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS ***	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
104	Cover Page Interactive Data File (formatted as Inline XBRL)
*Filed herewith.
**Furnished herewith.
***The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
+Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.
†This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities and Exchange Act of 1933, as amended, or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ategrity Specialty Insurance Company Holdings

Date: March 6, 2026	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer & Director
(Principal Executive Officer)

Date: March 6, 2026	By:	/s/ Neelam Patel
Neelam Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 6, 2026	By:	/s/ Stuart J. Zimmer
Stuart J. Zimmer
Chairperson

Date: March 6, 2026	By:	/s/ Tom Hulst
Tom Hulst
Director

Date: March 6, 2026	By:	/s/ William Mercer
William Mercer
Director

Date: March 6, 2026	By:	/s/ Robert C. Merton
Robert C. Merton
Director

Date: March 6, 2026	By:	/s/ Mitchell Pressman
Mitchell Pressman
Director

Date: March 6, 2026	By:	/s/ John (Jack) L. Sennott, Jr.
John (Jack) L. Sennott, Jr.
Director