Form 10-Q
period 2026-03-31
Ategrity Specialty Insurance Co Holdings
filed 2026-05-07
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
(212) 509-1600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ASIC	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes        ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒   Yes       ☐   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐   Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒  No
As of May 6, 2026, the registrant had 48,032,652 shares of common stock outstanding.

ATEGRITY SPECIALTY INSURANCE COMPANY HOLDINGS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at March 31, 2026 (Unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2026 and 2025	6
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited) for the Three Months Ended March 31, 2026 and 2025	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2026 and 2025	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
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
Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Quarterly Report as a result of various factors, including, among others:
•the intense competition for business in our industry;
•the inability to obtain reinsurance coverage at reasonable prices and on terms that adequately protect us;
•the possibility that our loss reserves may be inadequate to cover our actual losses, which could have an adverse effect on our financial condition, results of operations, and cash flows;
•the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
•a decline in the financial strength rating assigned to Ategrity Specialty Insurance Company (“Ategrity Specialty”) or to Ategrity Specialty Insurance Limited (“Ategrity Limited”) adversely affecting the amount of business we write;
•our reliance on a select group of brokers;
•unexpected changes in the interpretation of our coverage or provisions;
•adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected, or an increase in frequency or severity of claims and premium defaults, or both, affecting our growth and profitability;
•the performance of our investment portfolio adversely affecting our financial results;
•the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;
•the failure of any of the loss limitations or exclusions we employ, or change in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
•extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
•the effects of litigation having an adverse effect on our business;
•the inability to manage our growth effectively;

•the ability to pay dividends and other distributions and service our debt obligations being dependent on our ability to obtain cash dividends or other permitted payments from Ategrity Specialty;
•being forced to sell investments to meet our liquidity requirements;
•our underwriters and other associates taking excessive risks;
•the possibility that severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us;
•the ability of Zimmer Financial Services Group LLC (“ZFSG”) and its affiliates to exert significant influence over us and our corporate decisions;
•the failure to remediate and maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and
•other risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) and elsewhere herein.
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

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
	(in thousands, except share and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $574,078 in 2026 and $546,755 in 2025)	$574,396	$558,428
Utility & Infrastructure Investments, at fair value (cost of $172,753 in 2026 and $172,753 in 2025)	198,314	189,859
Short-term investments	219,865	220,241
Loans to affiliates	106,500	106,500
Other invested assets	280	280
Total invested assets	1,099,355	1,075,308

Cash and cash equivalents	47,477	29,721
Investment income due and accrued	9,586	10,186
Premiums receivable, net of allowance for credit losses of $10,730 in 2026 and $8,754 in 2025	80,297	75,244
Deferred policy acquisition costs, net of ceding commissions	33,835	30,204
Prepaid reinsurance premiums	5,115	2,928
Deferred income tax asset, net	15,381	13,289
Reinsurance recoverable, net of allowance for credit losses of $0 in 2026 and 2025	157,778	150,386
Ceded unearned premiums	60,917	74,317
Other assets	11,242	12,730
Total assets	$1,520,983	$1,474,313

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	538,249	502,248
Unearned premiums	281,960	281,864
Payable to reinsurers	21,614	31,064
Accounts payable and accrued expenses	28,783	31,684
Funds held under reinsurance treaties	1,486	1,547
Income tax payable	13,169	8,414
Other liabilities	2,438	2,633
Total liabilities	887,699	859,454

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,066,674 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	48	48
Additional paid-in capital	496,689	496,470
Retained earnings	134,038	108,571
Accumulated other comprehensive income	249	9,220

	March 31, 2026	December 31, 2025
	(in thousands, except share and par value data)
Total stockholders' equity	631,024	614,309
Non-controlling interest - General Partner	2,260	550
Total stockholders' equity and non-controlling interest	633,284	614,859
Total liabilities, stockholders' equity and non-controlling interest	$1,520,983	$1,474,313

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Revenues
Gross written premiums	$142,927	$116,143
Ceded written premiums	(24,221)	(26,272)
Net written premiums	118,706	89,871
Change in unearned premiums	(13,496)	(11,570)
Net earned premiums	105,210	78,301
Fee income	2,224	560
Net investment income	12,042	7,895
Net realized and unrealized gains (losses) on investments	9,464	(4,599)
Other income	24	965
Total revenues	128,964	83,122
Expenses
Losses and loss adjustment expenses	61,880	46,862
Underwriting, acquisition and insurance expenses	32,279	24,885
Interest expense	4	447
Other expenses	572	238
Total expenses	94,735	72,432
Income before income taxes	34,229	10,690
Income tax expense	7,052	2,240
Net income	27,177	8,450
Less: Net income (loss) attributable to non-controlling interest - General Partner	1,710	(11)
Net income attributable to stockholders	25,467	8,461
Other comprehensive income:
Unrealized gains (losses), net of taxes	(8,971)	(114)
Total comprehensive income attributable to stockholders	$16,496	$8,347

Earnings per share:
Basic	$0.53	$0.20
Diluted	$0.51	$0.20
Weighted-average shares outstanding:
Basic	48,066,667	40,288,309
Diluted	49,769,894	41,073,271
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
		(in thousands, except share data)
Balance as of January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$398,307	$500	$398,807
Share-based compensation	—	—	163	—	—	163	—	163
Pre-IPO issuances of common stock	2,013,567	—	20,000	—	—	20,000	—	20,000
Net income (loss)	—	—	—	8,461	—	8,461	(11)	8,450
Other comprehensive income, net of taxes	—	—	—	—	(114)	(114)	—	(114)
Balance as of March 31, 2025	40,400,000	$38	$380,866	$43,030	$2,883	$426,817	$489	$427,306

Balance as of January 1, 2026	48,066,674	$48	$496,470	$108,571	$9,220	$614,309	$550	$614,859
Share-based compensation	—	—	219	—	—	219	—	219
Net income (loss)	—	—	—	25,467	—	25,467	1,710	27,177
Other comprehensive income, net of taxes	—	—	—	—	(8,971)	(8,971)	—	(8,971)
Balance as of March 31, 2026	48,066,674	$48	$496,689	$134,038	$249	$631,024	$2,260	$633,284

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES
Net income	$27,177	$8,450
Adjustments to reconcile net income to net cash provided by operating activities	14,854	12,504
Net cash provided by operating activities	42,031	20,954

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(172,979)	(81,159)
Proceeds from sale of fixed-maturity securities, available-for-sale	143,233	69,327
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	3,500	285
Purchases of Utility & Infrastructure Investments	—	(10,000)
Proceeds from redemptions of Utility & Infrastructure Investments	2,077	8,996
Purchase of property and equipment	(899)	(25)
Change in short-term investments, net	1,995	24
Change in due to/from broker	875	(9,195)
Net cash used in investing activities	(22,198)	(21,747)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	—	20,000
Capital distribution	(2,077)	(6,857)
Net cash provided by (used in) financing activities	(2,077)	13,143

Net change in cash and cash equivalents	17,756	12,351
Cash and cash equivalents, at beginning of period	29,721	26,573
Cash and cash equivalents, at end of period	$47,477	$38,924

Supplementary cash flow information:
Cash paid for interest	$4	$449
Cash paid (received) for taxes	$2,003	$—

Supplementary non-cash investing and financing activities:
Common stock issued in exchange for U.S. Treasury bills	$—	$20,001
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
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
The Company and its subsidiaries own approximately 98.8% of ZP Utility Insurance Fund, L.P. (the “Utility Limited Partnership”). The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all its assets in ZP Master Utility Fund, Ltd. (the “Absolute Return Utility & Infrastructure Fund”), an exempted company incorporated in the Cayman Islands.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Ategrity Specialty Insurance Company Holdings and its subsidiaries for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, as well as the Utility Limited Partnership, a variable interest entity (“VIE”) that meets the requirements for consolidation (see Note 3 for further details)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
(collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications and Statement of Cash Flows Presentation
Certain prior period amounts have been reclassified to conform to the current period’s presentation. During the three months ended March 31, 2026, the Company refined the presentation of certain investment-related cash flows within investing activities in the condensed consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current-period presentation. The reclassification had no impact on net cash provided by operating activities, net cash used in investing activities, net cash provided by financing activities, net change in cash and cash equivalents, net income, total assets, total liabilities or total stockholders’ equity.
Reverse Stock Split and Corporate Conversion
On June 10, 2025, in connection with its initial public offering, the Company completed its corporate conversion from a Delaware limited liability company to a Nevada corporation and effected a 1-for-10.66 reverse stock split of its outstanding member units. The Corporate Conversion was accounted for as a recapitalization. All common share and per-share amounts presented for prior periods have been retroactively adjusted to reflect the Corporate Conversion and Reverse Stock Split.
Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying disclosures. Management makes estimates and assumptions that include, but are not limited to, reserves for unpaid losses and loss adjustment expenses, fair value of financial assets and liabilities, allowance for credit losses, and income taxes.
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
Accounting Standard Updates Recently Adopted
The Company has not adopted any new accounting standards during the three months ended March 31, 2026.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
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
3. Consolidated Variable Interest Entity
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
ZP Utility Insurance GP, LLC, a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership (the “Utility General Partner”) and is responsible for the investment decisions of the Utility Limited Partnership. The Utility General Partner owned less than 2% of the Utility Limited Partnership as of both March 31, 2026 and December 31, 2025.
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
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2026 and 2025 represent the ownership interests in the consolidated VIE held by Utility General Partner. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s condensed consolidated balance sheets are as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	March 31, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$5	$4
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	187,301	178,891
Investment in affiliated fund, at fair value (cost of $191 in 2026 and $191 in 2025)	280	280
Due from the Absolute Return Utility & Infrastructure Fund	—	2,077
Total assets	$187,586	$181,252

Liabilities and partners' capital
Liabilities:
Withdrawals payable	—	2,077
Accrued expenses and other liabilities	86	118
Total liabilities	86	2,195

Partners' capital:
Limited partners	185,240	178,507
General partner	2,260	550
Total partners' capital:	187,500	179,057
Total liabilities and partners' capital	$187,586	$181,252
4. Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of accumulated other comprehensive income. The proceeds from sales of securities were $143.2 million and $69.3 million for the three months ended March 31, 2026 and 2025, respectively. Gross gains of $1.3 million and $2.8 million, and gross losses of $0.2 million and $0 were realized on sales of available-for-sale securities during the three months ended March 31, 2026 and 2025, respectively. Gains and losses on securities are determined on a specific-identification basis.
The Company’s fixed-maturity securities, available-for-sale as of March 31, 2026 and December 31, 2025, are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,071	$26	$—	$2,097
Corporate	572,007	4,265	(3,973)	572,299
Total fixed-maturity securities, available-for-sale	$574,078	$4,291	$(3,973)	$574,396

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$44	$—	$2,117
Corporate	544,682	11,836	(207)	556,311
Total fixed-maturity securities, available-for-sale	$546,755	$11,880	$(207)	$558,428

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of March 31, 2026, categorized by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
March 31, 2026	(in thousands)
Due in one year or less	$13,801	$13,864
Due after one year through five years	100,071	101,578
Due after five years through ten years	313,165	314,508
Due after ten years	147,041	144,446
Total fixed-maturity securities, available-for-sale	$574,078	$574,396

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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
March 31, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$219,673	$(3,973)	$—	$—	$219,673	$(3,973)
Total fixed-maturity securities, available-for-sale	$219,673	$(3,973)	$—	$—	$219,673	$(3,973)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$62,716	$(207)	$—	$—	$62,716	$(207)
Total fixed-maturity securities, available-for-sale	$62,716	$(207)	$—	$—	$62,716	$(207)
As of March 31, 2026, the Company held securities of thirty-nine issuers that were in an unrealized loss position with a total fair value of $219.7 million, and gross unrealized losses of $4.0 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
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
During the three months ended March 31, 2026, the Company did not recognize any impairment losses or write off any accrued interest receivable related to its available-for-sale fixed-maturity securities.
For all available-for-sale securities in an unrealized loss position as of March 31, 2026, the Company does not intend to sell, and it is not “more likely than not” that the Company will be required to sell these securities before recovery of their amortized cost basis.
Net Investment Income
The major categories of the Company’s net investment income for the three months ended March 31, 2026 and 2025, are summarized as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale:	$8,443	$6,318
Utility & Infrastructure Investments	1,134	1,858
Short-term investments	1,629	570
Loans to affiliates	1,529	250
Cash equivalents	415	436
Gross investment income	13,150	9,432
Management fees (1)	(980)	(1,401)
Other expenses (1)	(128)	(136)
Net investment income	$12,042	$7,895

(1)Amounts related to investment activity.
Net Realized and Unrealized Gains (Losses)
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed-maturity securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fixed-maturity securities, available-for-sale:
Change in net unrealized gains (losses)	$(11,355)	$(124)
Total	$(11,355)	$(124)

The following table presents realized and unrealized gains (losses) on investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$1,343	$2,835
Securities sold, not yet purchased	—	15
Utility & Infrastructure Investments	12,403	34,062
Total	13,746	36,912
Gross realized (losses):
Fixed-maturity securities, available-for-sale	(159)	(2)
Short-term investments	(11)	—
Utility & Infrastructure Investments	(373)	—
Total	(543)	(2)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net unrealized gains (losses) on investments:
Utility & Infrastructure Investments	(3,739)	(41,509)
Total	(3,739)	(41,509)

Net realized and unrealized gains (losses)	$9,464	$(4,599)

Utility & Infrastructure Investments
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026			December 31, 2025
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$162,753	$24,548	$187,301	$162,753	$16,138	$178,891
MidCap Limited Partnership	10,000	1,013	11,013	10,000	968	10,968
Total Utility & Infrastructure Investments	$172,753	$25,561	$198,314	$172,753	$17,106	$189,859
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
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of March 31, 2026 and December 31, 2025:

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
March 31, 2026	(in thousands)
Assets:
Total common stock	$320,704	$339,804	53.66%
Liabilities:
Total common stock	$(173,334)	$(179,543)	(28.35)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2025	(in thousands)
Assets:
Total common stock	$282,230	$292,719	47.61%
Liabilities:
Total common stock	$(142,418)	$(142,860)	(23.23)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
There were no investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investments represents more than 5% of the Company’s stockholders’ equity as of March 31, 2026 and December 31, 2025.
Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager, the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each limited partner’s capital account (the “Fixed Fee”). The Fixed Fee was $0.9 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The Fixed Fee payable for the three months ended March 31, 2025 was subsequently waived and reversed during the second quarter of 2025.
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals. The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Utility General Partner. The incentive allocation was $1.7 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
The Utility Limited Partnership has a quarterly liquidity option, subject to specific conditions, which are as follows:
•to the extent it is required to pay insurance claims
•to the extent it is required to pay for reasonable operating expenses
•in the event the Company receives a notification from A.M. Best, or
•to the extent the Company is required to diversify its assets pursuant to a law, order or regulation.
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
Loans to Affiliates
The Company entered into technology transactions, (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (“the Promissory Note”) issued by ZFSG bearing interest at 7.42% per annum with a maturity date of December 31, 2029. The unpaid principal balance was $12.5 million as of March 31, 2026 and December 31, 2025.
In connection with the Company’s redemption on March 31, 2025 from its investment in the Utility Limited Partnership, effective April 1, 2025, the Company executed: (a) a Loan Agreement with a principal amount of $94.0 million, with Zimmer Insurance Services, LLC (“ZIS”), a wholly owned subsidiary of ZFSG (the “ZIS Loan”), as the borrower; and (b) a Guarantee and Pledge Agreement

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
with ZFSG. The ZIS Loan provides for a fixed interest rate of 5.5%, payable annually in cash and matures on April 30, 2032. The Company carries the ZIS loan at its unpaid principal balance.
See Note 21, Related Party Transactions, for interest income and accrued interest receivable related to these investments.
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both March 31, 2026 and December 31, 2025, which are included in cash and cash equivalents in the condensed consolidated balance sheets.
5. Fair Value Measurements
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
To measure fair value, the Company obtains prices for its investment securities from independent pricing services and other observable market inputs through third-party service providers. When quoted market prices for identical securities in active markets are not available, the Company uses observable inputs such as quoted prices of similar securities and evaluated pricing. The values for all fixed-maturity securities (including federal, state and municipal securities and obligations of U.S. government corporations and agencies) generally incorporate significant Level 2 inputs using the market approach and income approach valuation techniques. The Company did not have any instruments classified within Level 3 measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. There have been no changes in the Company’s use of valuation techniques since commencement of operations.
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
Financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, are summarized below by level within the fair value hierarchy.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2026	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,097	$—	$2,097
Corporate	—	572,299	—	572,299
Total fixed-maturity securities, available-for-sale	—	574,396	—	574,396
Total assets	$—	$574,396	$—	$574,396

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,117	$—	$2,117
Corporate	—	556,311	—	556,311
Total fixed-maturity securities, available-for-sale	—	558,428	—	558,428
Total assets	$—	$558,428	$—	$558,428

There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2026 and 2025. The Company recognizes transfers between levels at the beginning of the reporting period.
The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturities. Investments measured using net asset value (“NAV”) as a practical expedient are not classified within the fair value hierarchy and are described in Note 4, Investments – Utility & Infrastructure Investments.
There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.
There were no realized gains or losses included in earnings during the three months ended March 31, 2026 and 2025 attributable to the change in unrealized gains or losses relating to Level 3 assets valued at fair value on a recurring basis.
The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.
6. Premiums Receivable, Net
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
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the three months ended March 31, 2026 and 2025.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Beginning balance	$8,754	$5,907
Current period change for estimated uncollectible premiums	2,150	—
Write-offs of uncollectible premiums receivable	(174)	(1,518)
Ending balance	$10,730	$4,389

7. Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of period	$30,204	$21,552
Policy acquisition costs deferred:
Direct commissions	25,799	22,306
Ceded commissions	(6,383)	(6,935)
Underwriting and other insurance expenses	389	405
	19,805	15,776
Amortization of policy acquisition costs	(16,174)	(12,644)
Net change	3,631	3,132
Balance, end of period	$33,835	$24,684

Amortization of policy acquisition costs is included in underwriting, acquisition and insurance expenses in the accompanying condensed consolidated statements of operations and comprehensive income.
8. Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three months ended March 31, 2026 and 2025, include the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Policy acquisition costs	$18,544	$14,733
Operating expenses	13,735	10,152
Total underwriting, acquisition and insurance expenses	$32,279	$24,885

9. Property and Equipment, Net
Property and equipment net, which is included in other assets in the condensed consolidated balance sheets, was $7.3 million and $6.7 million as of March 31, 2026 and December 31, 2025, respectively.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
During the three months ended March 31, 2026, the Company capitalized approximately $881 thousand of costs related to software. Depreciation expense on property and equipment was $207 thousand and $67 thousand for the three months ended March 31, 2026 and 2025, respectively. No impairment losses were recognized during the periods presented.
10. Leases
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
The following tables summarize the details and balances associated with the Company’s operating lease balances and lease cost, including sublease income:

	March 31, 2026	December 31, 2025
	(in thousands)
Lease Balances:
Operating lease right-of-use assets	$1,611	$1,748
Operating lease liabilities	(1,952)	$(2,117)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lease Cost:
Operating lease cost	$164	$164
Sublease income	(188)	(188)
Net lease (income)	$(24)	$(24)

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term — operating leases	2.67 years	2.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Cash paid for amounts included in the measurement of operating lease liabilities was $191 thousand and $186 thousand for the three months ended March 31, 2026 and 2025, respectively. These amounts represent gross cash payments under the head lease and are not reduced by cash receipts under the related sublease. Because the base rent under the sublease is equal to the base rent payable by the Company under the head lease and the lease terms are coterminous, cash receipts under the sublease are expected to offset cash payments under the head lease.
Future minimum lease payments under the operating lease as of March 31, 2026 are expected to be as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

Future Minimum Lease Payments	March 31, 2026
(in thousands)
2026	$573
2027	783
2028	732
2029	—
2030	—
Thereafter	—
Total lease payments	2,088
Less: imputed interest	(136)
Present value of lease liabilities	$1,952
11. Reserves for Unpaid Losses and Loss Adjustment Expenses
The following table reconciles the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$502,248	$403,576
Reinsurance recoverable on unpaid losses and loss adjustment expenses	(139,414)	(119,596)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	362,834	283,980

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	62,380	46,862
Prior year	(500)	—
Total net losses and loss adjustment expenses incurred	61,880	46,862
Payments:
Current year	(2,240)	(3,043)
Prior year	(32,001)	(29,067)
Total payments	(34,241)	(32,110)
Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	390,473	298,732
Reinsurance recoverable on unpaid losses and loss adjustment expenses	147,776	122,746
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$538,249	$421,478

For the three months ended March 31, 2026, the net development related to prior accident years was a favorable amount of $0.5 million, whereas for the three months ended March 31, 2025, the net development from earlier accident years was zero.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
12. Reinsurance
Written premiums, earned premiums and losses and loss adjustment expenses incurred are presented on a gross, ceded, and net basis for the three months ended March 31, 2026 and 2025 in the table below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Written premiums:
Direct	$142,927	$116,143
Ceded	(24,221)	(26,272)
Net written	$118,706	$89,871

Earned premiums:
Direct	$142,831	$112,150
Ceded	(37,621)	(33,849)
Net earned	$105,210	$78,301
Losses and loss adjustment expenses:
Direct	$79,729	$56,835
Ceded	(17,849)	(9,973)
Net losses and loss adjustment expenses	$61,880	$46,862

As of March 31, 2026 and December 31, 2025, the Company had reinsurance recoverables on unpaid losses of $147.8 million and $139.4 million, respectively, and reinsurance recoverables on paid losses of $10.0 million and $11.0 million, respectively. As of March 31, 2026 and December 31, 2025, prepaid reinsurance premiums totaled $5.1 million and $2.9 million, respectively.
13. Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of March 31, 2026, the Company was not subject to any known litigation.
14. Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches employees’ contributions to the Savings Plans to one hundred percent, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the three months ended March 31, 2026 and 2025, the expense associated with the Savings Plans totaled $0.3 million and $0.2 million, respectively.
The Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to the Company’s employees pursuant to such plan and certain other employee benefits. For the three months ended March 31, 2026 and 2025, the Company recognized expense of

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
$0.7 million and $0.5 million, respectively, related to employee benefits provided by ZIS, including $0.6 million and $0.5 million, respectively, related to the employer portion of insurance premiums for the benefit of its employees.
15. Stockholders' Equity
Common Stock
As of March 31, 2026, the Company had 48,066,674 shares of common stock outstanding. No shares of preferred stock were issued or outstanding as of March 31, 2026. No dividends on common stock were declared or paid during the three months ended March 31, 2026.
Warrants
The Company has outstanding warrants to purchase shares of its common stock (the “Warrants”), which are classified within stockholders’ equity. As of March 31, 2026, the Warrants remained outstanding and unexercised. The Warrants are exercisable beginning on October 21, 2024 and have a contractual term of ten years from the issue date.
The Warrants consist of the following tranches:
•Tranche 1: 1,079,605 warrants with an exercise price of $31.99 per share
•Tranche 2: 375,147 warrants with an exercise price of $21.32 per share
In aggregate, the Warrants represent the right to purchase 1,454,752 shares of common stock, subject to customary anti-dilution adjustments. The Warrants may be exercised for cash or on a cashless basis, at the option of the holder. The Company determined that the Warrants are freestanding instruments indexed to its own common stock and meet the criteria for equity classification. Accordingly, the Warrants are recorded within additional paid-in capital and are not remeasured subsequent to issuance.
Pursuant to the waiver executed on August 5, 2025, the Warrants are not participating securities during the waiver period ending December 31, 2027 and are considered under the treasury stock method for diluted earnings per share when dilutive.
Other Capital Transactions
During the three months ended March 31, 2025, the Company issued 2,010,442 additional common shares to ZFSG, in exchange for U.S. Treasury bills of $20.0 million.
16. Share-Based Compensation
Equity Incentive Plans
The Company’s Equity Incentive Plan (the “2019 Equity Plan”) provided for restricted units, non-qualified incentive options and other unit-based awards for directors, officers and other employees. On June 10, 2025, the Company established the 2025 Incentive Plan (the “2025 Equity Plan”), under which various equity-based awards may be granted to directors, officers and other employees. No additional awards may be granted under the 2019 Equity Plan after the effectiveness of the 2025 Equity Plan; however, outstanding awards granted under the 2019 Equity Plan remain subject to their existing terms.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Total share-based compensation expense recognized was $220 thousand and $163 thousand for the three months ended March 31, 2026 and 2025, respectively. The related tax benefit recognized was $46 thousand and $34 thousand for the three months ended March 31, 2026 and 2025, respectively.
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
The following table summarizes NQSO activity for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2026	4,245,335	$12.01
Granted	142,890	$17.38
Exercised	—	$—
Expired	—	$—
Forfeited	(4,479)	$10.66
Outstanding as of March 31, 2026	4,383,746	$12.19

The following table summarizes NQSOs outstanding and exercisable as of March 31, 2026:

Options	Weighted‑Average Exercise Price	Weighted‑Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	$12.19	7.9 years	$33,228
Exercisable	$17.84	7.8 years	$969
The aggregate intrinsic value represents the total pre‑tax intrinsic value (the excess of the closing stock price over the exercise price) of in‑the‑money options as of March 31, 2026.
As of March 31, 2026, unrecognized compensation expense related to unvested NQSOs was $2.2 million and is expected to be recognized over a weighted-average period of 4.9 years.
Restricted Stock Units (“RSUs”)
RSUs represent the right to receive shares of the Company’s common stock upon vesting. Holders of unvested RSUs do not have voting rights and are not entitled to dividends prior to vesting. Accordingly, unvested RSUs are not considered participating securities for purposes of calculating earnings per share.
Outstanding RSUs generally vest over a three-year service period. Certain historical RSU awards vested over a five-year service period, with the final tranche vesting during the three months ended March 31, 2025. Compensation expense is recognized on a straight-line basis over the applicable requisite service period.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The following table summarizes RSU activity for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	8,823	$17.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
End of period	8,823	$17.00

As of March 31, 2026, unrecognized compensation expense related to unvested RSUs was $110 thousand and is expected to be recognized over the remaining vesting period.
17. Segment Reporting
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
The following table presents the Company’s operating results as evaluated by the CODM.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues
Net earned premiums	$105,210	$78,301
Fee income	2,224	560
Net investment income	12,042	7,895
Net realized and unrealized gains (losses) on investments	9,464	(4,599)
Other income	24	965
Total revenues	128,964	83,122

Expenses
Losses and loss adjustment expenses	61,880	46,862
Policy acquisition costs	18,544	14,733
Operating expenses	13,735	10,152
Interest expense	4	447
Other expenses	572	238
Total expenses	94,735	72,432

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Income before income taxes	34,229	10,690
Income tax expense	7,052	2,240
Net income	27,177	8,450

Less: Net income (loss) attributable to non-controlling interest - General Partner	1,710	(11)
Segment net income	$25,467	$8,461

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income attributable to stockholders	$25,467	$8,461

The table below presents gross written premium (“GWP”) by product group for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP
Casualty	$104,653	73.2%	$82,140	70.7%
Property	38,274	26.8%	34,003	29.3%
Total Gross Written Premium	$142,927	100.0%	$116,143	100.0%

All long-term assets of the Company are based in the United States and similarly, all of the Company’s revenues are derived from customers based in the United States.
18. Earnings Per Share
The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for share and per share data)
Numerator:
Net income attributable to stockholders	$25,467	$8,461
Income allocable to participating securities	—	295
Net income available to stockholders	$25,467	$8,166

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for share and per share data)
Denominator:
Weighted-average shares outstanding - basic, including participating securities	48,066,667	41,743,062
Weighted-average participating securities	—	(1,454,752)
Weighted-average shares outstanding - basic	48,066,667	40,288,309
Dilutive effect of share-based compensation	1,703,227	784,961
Weighted-average shares outstanding - diluted	49,769,894	41,073,271

Earnings per share - basic	$0.53	$0.20
Earnings per share - diluted	$0.51	$0.20

Common share and per-share data for prior periods have been retroactively adjusted to reflect the June 2025 reverse stock split and corporate conversion. Basic net earnings per share is computed by dividing net income available to stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Unvested share-based payment awards, including restricted stock units and stock options, do not have nonforfeitable rights to dividends or dividend equivalents and therefore are not considered participating securities under ASC 260, Earnings Per Share. Such awards are included in diluted earnings per share using the treasury stock method when dilutive and when applicable vesting or performance conditions have been satisfied as of the reporting date.
Effective July 1, 2025, pursuant to the Waiver described in Note 15, Stockholders’ Equity, the Company no longer allocates earnings to the warrants under the two-class method during the waiver period and instead considers the Warrants under the treasury stock method for diluted EPS when dilutive.
For the three months ended March 31, 2026 and 2025, approximately 0.7 million and 0.6 million NQSOs, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. For the three months ended March 31, 2026, all of the Company’s outstanding Warrants were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. The Warrants were out-of-the-money and ceased to be participating securities beginning July 1, 2025. For the three months ended March 31, 2025, the Company’s outstanding Warrants were treated as participating securities and, accordingly, were not considered in the calculation of diluted EPS under the treasury stock method.
19. Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the three months ended March 31, 2026 and 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$(11,355)	$(124)
Income tax benefit (expense)	2,384	10
Unrealized (losses) gains arising during the period, net of taxes	(8,971)	(114)
Other comprehensive (losses) income	$(8,971)	$(114)

20. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year.
The Company’s effective tax rates were 20.6% and 20.9% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to non-taxable income attributable to pass-through investments, partially offset by non-deductible expenses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. Among other provisions, the OBBBA modifies the timing of deductions for depreciation and certain other capitalized costs for tax purposes. The Company evaluated the provisions of the OBBBA and determined that, while the changes will affect the timing of certain tax deductions, the overall impact of the legislation is not material to the Company’s condensed consolidated financial statements.
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined state income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Agreement, the Company paid to ZFSG $2.0 million in the three months ended March 31, 2026. During the three months ended March 31, 2025, $7.9 million of amounts due under the Tax Agreement were settled through the transfer of a portion of the Company’s investment interest in the Absolute Return Utility & Infrastructure Fund to ZFSG rather than through the payment of cash. As of March 31, 2026, $12.9 million was due to ZFSG under this agreement and is included in income tax payable in the condensed consolidated balance sheets.
21. Related Party Transactions
Technology Transactions
As part of the Technology Transactions as further described in Note 4, Investments, the Company obtained a license to continue using the technology assets in its operations at a cost of $0.8 million per annum, with the ability to non-renew the license at the end of each one-year period. The Company also agreed to provide services relating to the assets to ZTG with the actual internal and external costs incurred by the Company in performing the services to be paid by ZTG.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
The following amounts were recorded in the three months ended March 31, 2026 and 2025, respectively, related to the Technology Transactions: (a) $0.2 million, and $0.3 million, respectively, of interest income on the Promissory Note, which is included in net investment income; (b) $0.2 million, and $0.2 million, respectively, of licensing fee expense, which is included in underwriting, acquisition and insurance expenses; and (c) $0.7 million, and $1.2 million, respectively, of service charges billed to ZTG, which are included in underwriting, acquisition and insurance expenses as an offset.
As of March 31, 2026 and December 31, 2025, the receivable from ZTG was $0.7 million and $0.6 million, respectively, and the payable to ZTG was $0.2 million and $0.2 million, respectively, included in other assets and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets.
AtegrityOne Transaction
The Company entered into a transaction with ZTG, effective April 1, 2025, to acquire software developed by ZTG for the Company, for the purchase price of $3.2 million, which was paid following a redemption on March 31, 2025, of our interests from the Utility Limited Partnership in such amount. The Company recorded the acquired software in other assets in the condensed consolidated balance sheets.
Affiliate Service Agreements and Sublease
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, amongst other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of March 31, 2026 and December 31, 2025, $0.7 million was due to ZIS under this agreement, included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG provides the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology and investor relations. The Company reimburses ZFSG for its out-of-pocket expenses incurred in the course of performing such services, on a cost-plus basis. The Shared Services Agreement also permits the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter. The Company’s expense related to the Shared Services Agreement was $0.1 million for the three months ended March 31, 2026, included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
As described in Note 10, Leases, the Company subleases office space to ZFSG under a sublease agreement effective July 1, 2022. The base rent under the sublease is equal to the base rent payable by the Company under the related head lease, and the sublease and head lease are coterminous.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
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
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA of $87 thousand and $51 thousand for the three months ended March 31, 2026 and 2025, respectively. The fees were included as an offset to net investment income in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, $86 thousand and $87 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
MidCap Limited Partnership Agreement
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the MidCap Limited Partnership with an initial investment of $10 million, as further described in Note 4, Investments.
Withdrawal from the Utility Limited Partnership
As described in Note 3, Consolidated Variable Interest Entity, on March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
Loans to Affiliates
As described in Note 4, Investments, the Company has related party loans receivable from affiliates consisting of the Promissory Note issued by ZFSG and the ZIS Loan. The Company recorded interest income related to these investments of $1.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, included in net investment income in the condensed consolidated statements of operations. During the three months ended March 31, 2026, ZIS paid $4.2 million of interest on the ZIS Loan. As of March 31, 2026, accrued interest receivable on the ZIS Loan was $0 and the Promissory Note was $0.2 million.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025. No similar advisory fee was recorded during the three months ended March 31, 2026.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Tax Allocation Agreement
The Company is party to the Tax Agreement with ZFSG, which governs the allocation of consolidated federal and state income tax liabilities and related settlements among members of the consolidated group. Refer to Note 20, Income Taxes for additional information regarding amounts paid or received under this agreement and balances due to ZFSG as of March 31, 2026 and December 31, 2025.
Employee Agreements
On May 16, 2025, ZFSG entered into a consulting agreement with the Company’s CEO, under which the CEO agreed to provide consulting services to a subsidiary of ZFSG for matters unrelated to the Company. Pursuant to the consulting agreement, ZFSG paid the CEO a $0.7 million consulting fee in May 2025 and an additional $0.3 million consulting fee pursuant to such agreement to be paid in 2026 remained payable as of March 31, 2026. The terms of the consulting agreement did not affect the CEO’s compensation as the Company’s CEO and any fees paid for consulting services were separate from his standard compensation.
On June 30, 2025, ZFSG entered into a letter agreement with the Company’s CEO appointing him as a board observer for ZFSG (“ZFSG Board Letter”) and ZIS entered into a letter agreement with the Company’s CEO appointing him as a director for ZIS (“ZIS Board Letter”). Under each of the ZFSG Board Letter and ZIS Board Letter, the Company’s CEO will receive a fee of $0.1 million per annum (pro-rated for partial years of service starting in 2027). ZIS and ZFSG may terminate their respective agreements at any time without notice. On July 25, 2025, ZFSG made a payment of $0.1 million to the Company’s CEO under the ZFSG Board Letter and ZIS made a payment of $0.1 million to the Company’s CEO under the ZIS Board Letter.
The Company’s CEO was an employee of the Investment Manager until the IPO. During 2025, the Investment Manager paid the Company’s CEO $0.4 million in salary for services provided to the Investment Manager and made a $0.7 million severance payment following the termination of his employment agreement with the Investment Manager. In 2026, the Investment Manager paid the Company’s CEO a pro-rated annual performance bonus for 2025 of $0.9 million in accordance with the terms of his employment agreement with the Investment Manager. The Company was not a party to the employment agreement and did not fund or reimburse any amounts paid by the Investment Manager under the agreement.
Capital Transactions
Capital transactions with ZFSG during the three months ended March 31, 2025 are described in Note 15, Stockholders’ Equity.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Consolidated Financial Statements
Affiliate Balances
The amounts presented above are included in other assets and accounts payable and accrued expenses in the condensed consolidated balance sheets and primarily relate to technology services, shared services, and investment management arrangements described above.

	March 31, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$658	$2,643
Due to affiliates	$1,090	$3,212

22. Subsequent Events
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. Other than the event described below, no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.
On May 1, 2026, the Company, through Ategrity Limited, made an additional $10.0 million subscription in the Utility Limited Partnership. The Utility Limited Partnership is a consolidated variable interest entity of the Company, as described in Note 3, Consolidated Variable Interest Entity. The additional subscription increased the Company’s investment in the Utility Limited Partnership subsequent to March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” as well as set forth in other parts of this Quarterly Report on Form 10-Q.
Overview
Ategrity Specialty Insurance Company Holdings is a specialty property and casualty insurance holding company dedicated exclusively to the excess and surplus (“E&S”) market for small to medium-sized businesses (“SMBs”) across the United States. Our underwriting operations are conducted through Ategrity Specialty Insurance Company, a Delaware-domiciled E&S insurer.
We underwrite small and medium-sized commercial risks across selected industry verticals, including Retail, Real Estate, Hospitality, and Construction. The SMB segment of the E&S market is characterized by a high volume of smaller-premium policies, where distribution partners expect speed, clarity, and consistency in the underwriting process. Our operating model uses a technology-driven method to standardize, simplify, and automate these transactions, which we call productionized underwriting. This method incorporates micro-segmentation, centralized underwriting governance, and automated workflows to promote consistent, disciplined execution across a high volume of E&S transactions.
We operate our business in a single segment and as one reportable segment for purposes of assessing performance, making operating decisions and allocating resources.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses relating to corporate activities and expenses recorded by us in connection with the Company’s Initial Public Offering or “IPO”). For a reconciliation of underwriting income to the most directly comparable GAAP financial measure, information about why we consider underwriting income useful and a discussion of the material risks and limitations of underwriting income, see “Reconciliation of non-GAAP financial measures”.
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
Results of operations
Three months ended March 31, 2026, compared to three months ended March 31, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended March 31,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Gross written premiums	$142,927	$116,143	$26,784	23.1%
Ceded written premiums	(24,221)	(26,272)	2,051	(7.8)%
Net written premiums	$118,706	$89,871	$28,835	32.1%

Net earned premiums	$105,210	$78,301	$26,909	34.4%
Fee income	2,224	560	1,664	297.1%
Losses and loss adjustment expenses	61,880	46,862	15,018	32.1%
Underwriting, acquisition and insurance expenses	32,279	24,885	7,394	29.7%
Underwriting income (1)	13,275	7,114	6,161	86.6%
Net investment income	12,042	7,895	4,147	52.5%
Net realized and unrealized gains (losses) on investments	9,464	(4,599)	14,063	(305.8)%
Interest expense	4	447	(443)	(99.1)%
Other income	24	965	(941)	(97.5)%
Other expenses	572	238	334	140.3%
Income before income taxes	34,229	10,690	23,539	220.2%
Income tax expense	7,052	2,240	4,812	214.8%
Net income	$27,177	$8,450	$18,727	221.6%

	Three Months Ended March 31,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Less: Net (loss) income attributable to non-controlling interest - General Partner	1,710	(11)	1,721	(15645.5)%
Net income attributable to stockholders	$25,467	$8,461	$17,006	201.0%

Key Metrics
Adjusted net income attributable to stockholders (1)	$25,603	$8,542
Loss ratio	58.8%	59.8%
Expense ratio	28.6%	31.1%
Combined ratio	87.4%	90.9%
Return on stockholders' equity (2)	16.4%	8.2%
Adjusted return on stockholders' equity (1) (2)	16.4%	8.3%
Diluted earnings per share	$0.51	$0.20
Adjusted diluted earnings per share(1)	$0.51	$0.21
(1) Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the three months ended March 31, 2026 and 2025, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
Premiums
The following table presents gross written premiums by product for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands, except percentages)	2026	% of Total	2025	% of Total
Casualty	$104,653	73.2%	$82,140	70.7%
Property	38,274	26.8%	34,003	29.3%
Gross written premiums	$142,927	100.0%	$116,143	100.0%

Our gross written premiums were $142.9 million for the three months ended March 31, 2026 compared to $116.1 million for the three months ended March 31, 2025, an increase of approximately $26.8 million, or 23.1%. The increase in both our casualty and property lines was primarily driven by the continued execution of our growth initiatives and increased engagement across our expanding distribution network.
Net written premiums were $118.7 million for the three months ended March 31, 2026, compared to $89.9 million for the three months ended March 31, 2025, an increase of approximately $28.8 million, or 32.1%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums reflecting the reduction in quota share reinsurance within our casualty lines.
Net earned premiums were $105.2 million for the three months ended March 31, 2026, compared to $78.3 million for the three months ended March 31, 2025, an increase of approximately $26.9 million, or 34.4%. The increase was primarily due to growth in net written premiums.

Fee income
Fee income was $2.2 million for the three months ended March 31, 2026 compared to $0.6 million for the three months ended March 31, 2025, an increase of approximately $1.7 million. The increase was driven by the implementation of market-standard policy-related fees that occurred over the course of 2025.
Loss Ratio
Our loss ratio was 58.8% for the three months ended March 31, 2026 compared to 59.8% for the three months ended March 31, 2025. The loss ratio for the three months ended March 31, 2026 benefited from strong performance in our property portfolio. The decrease in the loss ratio compared to the three months ended March 31, 2025 was primarily driven by more favorable property results.
During the three months ended March 31, 2026, prior accident years developed favorably by $0.5 million, primarily due to lower loss emergence than expected, driven by our property lines. For the three months ended March 31, 2025, there was no development on our net incurred losses for prior periods.
Our losses paid in the three months ended March 31, 2026 and 2025 were $34.2 million and $32.1 million, respectively.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums (2)	Expenses	% of Net Earned Premiums
Policy acquisition costs	$18,544	17.6%	$14,733	18.8%
Operating expenses, net of fee income (1)	11,511	10.9%	9,592	12.3%
Underwriting, acquisition and insurance expenses, net of fee income (2)	$30,055	28.6%	$24,325	31.1%
(1) Net of fee income of $2.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
(2) The sum of components differs slightly from the total shown due to rounding.
Our expense ratio was 28.6% for the three months ended March 31, 2026 compared to 31.1% for the three months ended March 31, 2025. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
The decrease in policy acquisition costs as a percentage of net earned premiums was primarily attributable to a favorable shift in our business mix.
The decrease in operating expenses as a percentage of net earned premiums was primarily due to operating expense leverage and an increase in our fee income.
Investing Results
The following tables summarize net investment income and net realized and unrealized gains on investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Investment income
Fixed-maturity securities	$8,356	$6,264	$2,092	33.4%
Short-term investments	1,629	570	1,059	185.8%
Cash equivalents	415	436	(21)	-4.8%
Loans to affiliates	1,529	250	1,279	511.6%
Total fixed income	11,929	7,520	4,409	58.6%
Utility & Infrastructure Investments	241	511	(270)	-52.8%
Other expenses	(128)	(136)	8	-5.9%
Net investment income (loss)	$12,042	$7,895	$4,147	52.5%

Net realized and unrealized gains (losses) on investments	$9,464	$(4,599)	$14,063	(305.8)%

Net investment income was $12.0 million for the three months ended March 31, 2026, compared to $7.9 million for the three months ended March 31, 2025, an increase of $4.1 million, or 52.5%. This increase was driven by additional investments in fixed-maturity securities and short-term investments, as well as income from loans to affiliates. Included in net investment income is $0.2 million and $0.5 million attributable to Utility & Infrastructure Investments, net of investment management fees, for the three months ended March 31, 2026 and 2025, respectively.
Net realized and unrealized gain on investments was $9.5 million for the three months ended March 31, 2026, compared to a net realized and unrealized loss of $4.6 million for the three months ended March 31, 2025, an increase of $14.1 million. This increase was primarily driven by higher realized and unrealized gains on the Utility and Infrastructure investments compared to the prior-year period.
Interest expense
Interest expense was $4 thousand for the three months ended March 31, 2026 compared to $447 thousand for the three months ended March 31, 2025, a decrease of approximately $443.0 thousand, or 99.1%, driven by the termination of our letters of credit in 2025.
Income tax expense (benefit)
Income tax expense was $7.1 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025, an increase of approximately $4.8 million. Our effective tax rate was 20.6% for the three months ended March 31, 2026 compared to 20.9% for the three months ended March 31, 2025. The decrease in our effective tax rate was primarily driven by an increase in non-taxable pass-through income.
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
Underwriting income for the three months ended March 31, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Income before income taxes	$34,229	$10,690
Less:
Net investment income	(12,042)	(7,895)
Net realized and unrealized (gains) losses on investments	(9,464)	4,599
Other income	(24)	(965)
Add:
Interest expense	4	447
Other expenses	572	238
Underwriting income	$13,275	$7,114

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
Adjusted net income attributable to stockholders for the three months ended March 31, 2026 and 2025 reconciles to net income attributable to stockholders as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income attributable to stockholders	$25,467	$8,461
Adjustments:
Other non-operating expenses (1)	172	103
Tax impact	(36)	(22)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Adjusted net income attributable to stockholders	$25,603	$8,542

(1)In the three months ended March 31, 2026 and 2025, other non-operating expenses includes share-based compensation expenses recorded by us related to our IPO.
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
Adjusted return on stockholders’ equity for the three months ended March 31, 2026 and 2025 reconciles to return on stockholders’ equity as follows:

	Three Months Ended March 31,
($ in thousands, except percentages)	2026	2025
Numerator: Adjusted net income attributable to stockholders, annualized (1)	$102,412	$34,168
Denominator: Average stockholders’ equity	622,667	412,562
Adjusted return on stockholders' equity	16.4%	8.3%
(1) For the three months ended March 31, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
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
Adjusted diluted earnings per share for the three months ended March 31, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended March 31,
($ in thousands, except share and per share data)	2026	2025
Numerator: Adjusted net income attributable to stockholders	$25,603	$8,542
Denominator: Weighted-average shares outstanding - diluted	49,769,894	41,073,271
Adjusted diluted earnings per share	$0.51	$0.21

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
Share repurchase program
On February 12, 2026, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million worth of its outstanding common stock. The timing and amount of repurchases, if any, will depend on market conditions, capital requirements, and other factors. The authorization does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time. As of March 31, 2026, no shares had been repurchased under the program, and $50.0 million remained available for future repurchases.
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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash provided by operating activities	$42,031	$20,954
Net cash used in investing activities	(22,198)	(21,747)
Net cash provided by (used in) financing activities	(2,077)	13,143
Net change in cash and cash equivalents	$17,756	$12,350

Operating activities
Our net cash provided by operating activities was approximately $42.0 million for the three months ended March 31, 2026, compared to $21.0 million for the three months ended March 31, 2025. The increase was primarily driven by growth of our business and the timing of premium receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $22.2 million for the three months ended March 31, 2026, compared to net cash used in investing activities of approximately $21.7 million for the three months ended March 31, 2025. Cash used in investing activities reflects the continued deployment of cash generated from operating activities into investments during the three months ended March 31, 2026 and 2025.
Financing activities
Net cash used in financing activities was approximately $2.1 million for the three months ended March 31, 2026, and consisted of the payment of a capital distribution to the Utility General Partner. Cash provided by financing activities of $13.1 million for the three months ended March 31, 2025 consisted of a capital contribution from ZFSG, partially offset by the payment of a capital distribution to the Utility General Partner.
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
For the three months ended March 31, 2026, property insurance represented 26.8% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. Effective July 1, 2025, we purchased catastrophe reinsurance coverage of $43 million per event in excess of our $12 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $86 million and is in addition to the coverage provided by our other property reinsurance.
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
As of March 31, 2026, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. As of March 31, 2026, we recorded no allowance for credit losses related to our reinsurance balances.
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
Contractual obligations and commitments
As of March 31, 2026, there has been no material change to our contractual obligations and commitments from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial condition
Stockholders’ equity
As of March 31, 2026, total stockholders’ equity was $631.0 million compared to $614.3 million total stockholders’ equity as of December 31, 2025. The $16.7 million increase in total stockholders’ equity over the prior year end balance was primarily driven by net profits generated during the period which were partially offset by a reduction in unrealized gains in fixed maturity securities.
Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliates, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$47,477	4.1%	$29,721	2.7%
Fixed-maturity securities	574,396	50.1%	558,428	50.5%
Short-term investments	219,865	19.2%	220,241	19.9%
Utility & Infrastructure Investments	198,314	17.3%	189,859	17.3%
Loans to affiliates	106,500	9.3%	106,500	9.6%
Other invested assets	280	NM	280	NM
Total cash and invested assets	$1,146,832	100.0%	$1,105,029	100.0%

NM = Percentage not meaningful.
As of March 31, 2026 and December 31, 2025, $47.5 million and $29.7 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $1.1 billion and $1.1 billion, respectively.
As of March 31, 2026 and December 31, 2025, $574.4 million and $558.4 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio as of March 31, 2026 and December 31, 2025, were $219.9 million and $220.2 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 4.0 years and 3.8 years as of March 31, 2026 and December 31, 2025, respectively, and an average rating of “A-” as of both March 31, 2026 and December 31, 2025. Our fixed-maturity and short-term securities portfolio had a book yield of 5.3% as of March 31, 2026 and 5.2% as of December 31, 2025.
As of March 31, 2026, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	March 31, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,071	$2,097	0.3%
Corporate	572,007	572,299	72.0%
Total fixed-maturity securities	574,078	574,396	72.3%
Short-term investments	219,865	219,865	27.7%
Total	$793,943	$794,261	100.0%

As of December 31, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$2,117	0.3%
Corporate	544,682	556,311	71.4%
Total fixed-maturity securities	546,755	558,428	71.7%
Short-term investments	220,241	220,241	28.3%
Total	$766,996	$778,669	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of March 31, 2026, were as follows:

	March 31, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$13,801	$13,864	2.4%
After one year through five years	100,071	101,578	17.7%
After five years through ten years	313,165	314,508	54.8%
After ten years	147,041	144,446	25.1%
Total	$574,078	$574,396	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of March 31, 2026 and December 31, 2025, $187.3 million and $178.9 million, respectively, represented the investments in the Absolute Return Utility & Infrastructure Fund with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported annually by the Investment Manager in the financial statements of the Absolute Return Utility & Infrastructure Fund. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. As of March 31, 2026 and December 31, 2025, we invested 16.3% and 16.2%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
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
The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising and 96.6% and 3.4%, and 95.8% and 4.2% of gross investments, respectively, as of March 31, 2026 and December 31, 2025. The following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	% of total	% of total
Utilities	59.1%	64.3%
Pipelines	28.3%	26.9%
Real Estate	9.6%	6.1%
Other Sectors	3.0%	2.7%
Total	100.0%	100.0%

Off-balance sheet arrangements
As of March 31, 2026, there has been no material change to our off-balance sheet arrangements from the disclosure included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-balance sheet arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical accounting policies and estimates
We identified accounting policies and estimates that involve a high degree of judgment and complexity which we believe are the most critical to understanding and evaluating our financial condition and results of our operations. We use significant judgment concerning future results and developments in applying these critical accounting policies and estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses, and the disclosure of our material contingent assets and liabilities. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We evaluate our estimates regularly using information that we believe to be relevant.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting pronouncements
See Note 2 to our condensed consolidated financial statements for further discussion regarding our recent accounting pronouncements.
Regulatory Developments
There were no material regulatory developments during the three months ended March 31, 2026.
Emerging growth company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may remain an emerging growth company for up to five years following the IPO. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity price risk.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As of both March 31, 2026 and December 31, 2025, our fixed-maturity and short-term securities portfolio had an average rating of “A-”, with approximately 31% and 32%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 27.7% AAA, 0.3% AA, 2.6% A, 55.2% BBB, 12.0% BB and 2.2% below BB or unrated securities as of March 31, 2026 and 28.3% AAA, 0.3% AA, 3.4% A, 56.2% BBB, 8.0% BB and 3.8% below BB or unrated securities as of December 31, 2025.
We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of March 31, 2026 and December 31, 2025.
Interest rate risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and short-term investments of $267.3 million and $250.0 million, respectively, consisting of interest-bearing money market accounts and investments in government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of March 31, 2026 and December 31, 2025, we had no direct holdings of equity securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the three months ended March 31, 2026 from those set forth in the section entitled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2025 we completed our initial public offering (“IPO”) in which we issued and sold an aggregate of 7,666,667 shares of our common stock, including 1,000,000 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares. All shares of common stock issued and sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to our registration statement on Form S-1, as amended (File No. 333-286059), which was declared effective by the SEC on June 10, 2025 (the “Registration Statement”). Our shares of Common Stock were sold at an initial public offering price of $17.00 per share, which generated aggregate gross proceeds of $130.3 million, before deducting the underwriting discounts and commissions of $8.6 million. J.P. Morgan Securities LLC and Barclays Capital Inc. acted as representatives of the underwriters for the offering.
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
We have initially invested nearly all of such net proceeds in fixed income securities. There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our Prospectus. As of the date of the filing of this report, we have used all of the net proceeds from the IPO.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
Insider trading arrangements and policies.
During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Articles of Incorporation of Ategrity Specialty Insurance Company Holdings	S-8	333-287969	3.1	6/12/2025
3.2	Bylaws of Ategrity Specialty Insurance Company Holdings	S-8	333-287967	3.2	6/12/2025
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS ***	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Ategrity Specialty Insurance Company Holdings

Date: May 7, 2026	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer & Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Neelam Patel
Neelam Patel
Chief Financial Officer
(Principal Financial and Accounting Officer)