Form 10-Q
period 2026-06-30
Ategrity Specialty Insurance Co Holdings
filed 2026-08-13
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐  Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒  No
As of August 11, 2026, the registrant had 47,926,928 shares of common stock outstanding.

ATEGRITY SPECIALTY INSURANCE COMPANY HOLDINGS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2026 (Unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2026 and 2025	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
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

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	(in thousands, except share and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $607,737 in 2026 and $546,755 in 2025)	$611,314	$558,428
Utility & Infrastructure Investments, at fair value (cost of $182,753 in 2026 and $172,753 in 2025)	227,267	189,859
Short-term investments	228,919	220,241
Loans to affiliates	106,500	106,500
Other invested assets	1,766	280
Total invested assets	1,175,766	1,075,308

Cash and cash equivalents	33,327	29,721
Investment income due and accrued	10,497	10,186
Premiums receivable, net of allowance for credit losses of $10,860 in 2026 and $8,754 in 2025	111,638	75,244
Deferred policy acquisition costs, net of ceding commissions	39,004	30,204
Prepaid reinsurance premiums	3,397	2,928
Deferred income tax asset, net	13,996	13,289
Reinsurance recoverable, net of allowance for credit losses of $0 in 2026 and 2025	188,156	150,386
Ceded unearned premiums	76,555	74,317
Other assets	11,265	12,730
Total assets	$1,663,601	$1,474,313

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	583,933	502,248
Unearned premiums	337,260	281,864
Payable to reinsurers	39,434	31,064
Accounts payable and accrued expenses	27,671	31,684
Funds held under reinsurance treaties	1,366	1,547
Income tax payable	1,406	8,414
Other liabilities	2,156	2,633
Total liabilities	993,226	859,454

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,066,674 shares issued and 47,926,928 shares outstanding as of June 30, 2026; 48,066,674 shares issued and outstanding as of December 31, 2025.	48	48
Additional paid-in capital	496,861	496,470
Retained earnings	167,480	108,571
Accumulated other comprehensive income	2,809	9,220
Treasury stock, at cost (139,746 shares as of June 30, 2026 and 0 as of December 31, 2025)	(2,804)	—
Total stockholders' equity	664,394	614,309
Non-controlling interest - General Partner	5,981	550
Total stockholders' equity and non-controlling interest	670,375	614,859
Total liabilities, stockholders' equity and non-controlling interest	$1,663,601	$1,474,313

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Revenues
Gross written premiums	$206,762	$167,502	$349,689	$283,645
Ceded written premiums	(53,325)	(50,231)	(77,545)	(76,503)
Net written premiums	153,437	117,271	272,144	207,142
Change in unearned premiums	(39,662)	(30,343)	(53,158)	(41,913)
Net earned premiums	113,775	86,928	218,986	165,229
Fee income	3,432	1,524	5,654	2,084
Net investment income	12,662	11,891	24,704	19,786
Net realized and unrealized gains (losses) on investments	18,591	1,409	28,056	(3,190)
Other income	24	28	48	993
Total revenues	148,484	101,780	277,448	184,902
Expenses
Losses and loss adjustment expenses	66,503	50,412	128,383	97,274
Underwriting, acquisition and insurance expenses	34,666	28,430	66,945	53,315
Interest expense	4	447	8	894
Other expenses	872	161	1,444	399
Total expenses	102,045	79,450	196,780	151,882
Income before income taxes	46,439	22,330	80,668	33,020
Income tax expense	9,267	4,713	16,320	6,953
Net income	37,172	17,617	64,348	26,067
Less: Net income (loss) attributable to non-controlling interest - General Partner	3,721	(5)	5,431	(16)
Net income attributable to stockholders	33,451	17,622	58,917	26,083
Other comprehensive income:
Unrealized gains (losses), net of taxes	2,559	152	(6,411)	38
Total comprehensive income attributable to stockholders	$36,010	$17,774	$52,506	$26,121

Earnings per share:
Basic	$0.70	$0.40	$1.23	0.61
Diluted	$0.67	$0.39	$1.18	0.60
Weighted-average shares outstanding:
Basic	48,008,741	42,084,982	48,037,544	41,191,609
Diluted	49,864,919	43,584,999	49,839,370	42,246,997
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	Number of Shares	Amount
		(in thousands, except share data)
Balance as of March 31, 2026	48,066,674	$48	$496,689	$134,037	$250	$—	$631,024	$2,260	$633,284
Share-based compensation	—	—	222	—	—	—	222	—	222
Net income (loss)	—	—	—	33,451	—	—	33,451	3,721	37,172
Other comprehensive income (loss), net of taxes	—	—	—	—	2,559	—	2,559	—	2,559
Treasury stock acquired - share repurchase program	(142,686)	—	—	—	—	(2,862)	(2,862)	—	(2,862)
Treasury stock reissued related to share-based compensation	2,940	—	(50)	(8)	—	58	—	—	—
Balance as of June 30, 2026	47,926,928	$48	$496,861	$167,480	$2,809	$(2,804)	$664,394	$5,981	$670,375

Balance as of January 1, 2026	48,066,674	$48	$496,470	$108,571	$9,220	$—	$614,309	$550	$614,859
Share-based compensation	—	—	441	—	—	—	441	—	441
Net income (loss)	—	—	—	58,917	—	—	58,917	5,431	64,348
Other comprehensive income (loss), net of taxes	—	—	—	—	(6,411)	—	(6,411)	—	(6,411)
Treasury stock acquired - share repurchase program	(142,686)	—	—	—	—	(2,862)	(2,862)	—	(2,862)
Treasury stock reissued related to share-based compensation	2,940	—	(50)	(8)	—	58	—	—	—
Balance as of June 30, 2026	47,926,928	$48	$496,861	$167,480	$2,809	$(2,804)	$664,394	$5,981	$670,375

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Non-Controlling Interest, Continued (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	Number of Shares	Amount
		(in thousands, except share data)
Balance as of March 31, 2025	40,400,007	$40	$380,864	$43,030	$2,883	$—	$426,817	$489	$427,306
Share-based compensation	—	—	357	—	—	—	357	—	357
Proceeds from issuance of common stock in initial public offering (IPO), net	7,666,667	8	114,733	—	—	—	114,741	—	114,741
Net income (loss)	—	—	—	17,622	—	—	17,622	(5)	17,617
Other comprehensive income, net of taxes	—	—	—	—	152	—	152	—	152
Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$—	$559,689	$484	$560,173

Balance as of January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$—	$398,307	$500	$398,807
Share-based compensation	—	—	520	—	—	—	520	—	520
Proceeds from issuance of common stock in initial public offering (IPO), net	7,666,667	8	114,733	—	—	—	114,741	—	114,741
Pre-IPO issuances of common stock	2,010,442	2	19,998	—	—	—	20,000	—	20,000
Issuance of common stock under share-based compensation plan	3,132	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	26,083	—	—	26,083	(16)	26,067
Other comprehensive income, net of taxes	—	—	—	—	38	—	38	—	38
Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$—	$559,689	$484	$560,173
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES
Net income	$64,348	$26,067
Adjustments to reconcile net income to net cash provided by operating activities	16,592	24,729
Net cash provided by operating activities	80,940	50,796

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(232,549)	(267,019)
Proceeds from sale of fixed-maturity securities, available-for-sale	161,858	290,208
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	10,626	576
Purchases of Utility & Infrastructure Investments	(10,000)	(10,000)
Proceeds from redemptions of Utility & Infrastructure Investments	2,077	106,196
Change in short-term investments, net	(5,122)	(197,577)
Loans to affiliates	—	(94,000)
Purchase of other invested assets	(1,561)	—
Change in due to/from broker	4,048	(10,057)
Purchase of property and equipment	(1,799)	(4,155)
Purchase of other assets	—	(59)
Net cash used in investing activities	(72,422)	(185,887)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	—	121,710
Payments of initial public offering costs	—	(2,806)
Capital contributions	—	22,741
Payments for share repurchases	—	(2,741)
Treasury stock acquired - share repurchase program	(2,835)	—
Capital distribution	(2,077)	(6,857)
Net cash provided by (used in) financing activities	(4,912)	132,047

Net change in cash and cash equivalents	3,606	(3,044)
Cash and cash equivalents, at beginning of period	29,721	26,573
Cash and cash equivalents, at end of period	$33,327	$23,529

Supplementary cash flow information:
Cash paid for interest	$8	$889
Cash paid (received) for taxes	$22,468	$9,000

Supplementary non-cash investing and financing activities:
Common stock issued in exchange for U.S. Treasury bills	$—	$20,001
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
The Company and its subsidiaries own approximately 97.2% of ZP Utility Insurance Fund, L.P. (the “Utility Limited Partnership”). The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all its assets in ZP Master Utility Fund, Ltd. (the “Absolute Return Utility & Infrastructure Fund”), an exempted company incorporated in the Cayman Islands.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Reclassifications and Statement of Cash Flows Presentation
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Beginning in the first quarter of 2026, the Company refined the presentation of certain investment-related cash flows within investing activities in the condensed consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current-period presentation. The reclassification had no impact on net cash provided by operating activities, net cash used in investing activities, net cash provided by financing activities, net change in cash and cash equivalents, net income, total assets, total liabilities or total stockholders’ equity.
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
Accounting Standard Updates Recently Adopted
The Company has not adopted any new accounting standards during the three and six months ended June 30, 2026.
Accounting Standard Updates Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of the guidance on its consolidated financial statements and disclosures.
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
Zimmer Partners, LP (the “Investment Manager”), a Delaware limited partnership and a related party, is the investment manager of the Absolute Return Utility & Infrastructure Fund and the Utility Limited Partnership. The Investment Manager is registered with the United States Securities and Exchange Commission as a registered investment advisor under the Investment Advisers Act of 1940.
ZP Utility Insurance GP, LLC, a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership (the “Utility General Partner”) and is responsible for the investment decisions of the Utility Limited Partnership. The Utility General Partner owned less than 3% of the Utility Limited Partnership as of both June 30, 2026 and December 31, 2025.
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
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 represent the ownership interests in the consolidated VIE held by Utility General Partner. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
On May 1, 2026, the Company, through Ategrity Limited, made an additional investment of $10.0 million in the Utility Limited Partnership.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s condensed consolidated balance sheets are as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$4	$4
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	215,861	178,891
Investment in affiliated fund, at fair value (cost of $191 in 2026 and $191 in 2025)	154	280
Due from the Absolute Return Utility & Infrastructure Fund	—	2,077
Total assets	$216,019	$181,252
Liabilities and partners' capital
Liabilities:
Withdrawals payable	—	2,077
Accrued expenses and other liabilities	122	118
Total liabilities	122	2,195

Partners' capital:
Limited partners	209,916	178,507
General partner	5,981	550
Total partners' capital:	215,897	179,057
Total liabilities and partners' capital	$216,019	$181,252
4. Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of accumulated other comprehensive income. The proceeds from sales of securities were $18.6 million and $161.9 million for the three and six months ended June 30, 2026, and $220.9 million and $290.2 million for the three and six months ended June 30, 2025, respectively. Gross gains of $0.1 million and $1.4 million, and gross losses of $0.2 million and $0.4 million were realized on sales of available-for-sale securities during the three and six months ended June 30, 2026, respectively. Gross gains of $3.5 million and $6.4 million, and gross losses of $0 for both periods were realized on sales of available-for-sale securities during the three and six months ended June 30, 2025, respectively. Gains and losses on securities are determined on a specific-identification basis.
The Company’s fixed-maturity securities, available-for-sale as of June 30, 2026 and December 31, 2025, are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$9,229	$17	$—	$9,246
Corporate	598,508	5,535	(1,975)	602,068
Total fixed-maturity securities, available-for-sale	$607,737	$5,552	$(1,975)	$611,314

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$44	$—	$2,117
Corporate	544,682	11,836	(207)	556,311
Total fixed-maturity securities, available-for-sale	$546,755	$11,880	$(207)	$558,428

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of June 30, 2026, categorized by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
June 30, 2026	(in thousands)
Due in one year or less	$500	$504
Due after one year through five years	141,920	143,556
Due after five years through ten years	309,565	311,798
Due after ten years	155,752	155,456
Total fixed-maturity securities, available-for-sale	$607,737	$611,314

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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
June 30, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$230,824	$(1,975)	$—	$—	$230,824	$(1,975)
Total fixed-maturity securities, available-for-sale	$230,824	$(1,975)	$—	$—	$230,824	$(1,975)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$62,716	$(207)	$—	$—	$62,716	$(207)
Total fixed-maturity securities, available-for-sale	$62,716	$(207)	$—	$—	$62,716	$(207)
As of June 30, 2026, the Company held securities of thirty-six issuers that were in an unrealized loss position with a total fair value of $230.8 million, and gross unrealized losses of $2.0 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
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
During the three and six months ended June 30, 2026, the Company did not recognize any impairment losses or write off any accrued interest receivable related to its available-for-sale fixed-maturity securities.
For all available-for-sale securities in an unrealized loss position as of June 30, 2026, the Company does not intend to sell, and it is not “more likely than not” that the Company will be required to sell these securities before recovery of their amortized cost basis.
Net Investment Income
The major categories of the Company’s net investment income for the three and six months ended June 30, 2026 and 2025, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale	$8,936	$6,524	$17,379	$12,840
Utility & Infrastructure Investments	1,178	1,072	2,312	2,931
Short-term investments	1,939	1,154	3,568	1,724
Loans to affiliates	1,524	1,543	3,053	1,793
Cash equivalents	290	475	705	911
Gross investment income	13,867	10,768	27,017	20,199

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Management fees (1)	(1,058)	1,286	(2,038)	(115)
Other expenses (1)	(147)	(163)	(275)	(298)
Net investment income	$12,662	$11,891	$24,704	$19,786

(1)Amounts related to investment activity.
Net Realized and Unrealized Gains (Losses)
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed-maturity securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Fixed-maturity securities, available-for-sale:
Change in net unrealized gains (losses)	$3,259	$179	$(8,096)	$54
Total	$3,259	$179	$(8,096)	$54

The following table presents realized and unrealized gains (losses) on investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$101	$3,528	$1,444	$6,363
Utility & Infrastructure Investments	21,324	—	33,727	26,416
Securities sold, not yet purchased	—	—	—	15
Total	21,425	3,528	35,171	32,794

Gross realized (losses):
Fixed-maturity securities, available-for-sale	(192)	(10)	(351)	(12)
Utility & Infrastructure Investments	(174)	(19,126)	(547)	(11,480)
Short-term investments	(1)	(1)	(12)	(1)
Total	(367)	(19,137)	(910)	(11,493)

Net unrealized gains (losses) on investments:
Utility & Infrastructure Investments	(2,519)	17,018	(6,257)	(24,491)
Equity securities (1)	52	—	52	—
Total	(2,467)	17,018	(6,205)	(24,491)

Net realized and unrealized gains (losses)	$18,591	$1,409	$28,056	$(3,190)

(1) Included in other invested assets in the condensed consolidated balance sheets.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Utility & Infrastructure Investments
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026			December 31, 2025
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$172,753	$43,108	$215,861	$162,753	$16,138	$178,891
MidCap Limited Partnership	10,000	1,406	11,406	10,000	968	10,968
Total Utility & Infrastructure Investments	$182,753	$44,514	$227,267	$172,753	$17,106	$189,859
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
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of June 30, 2026 and December 31, 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
June 30, 2026	(in thousands)
Assets:
Total common stock	$362,856	$400,422	59.73%
Liabilities:
Total common stock	$(224,621)	$(239,683)	(35.75)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2025	(in thousands)
Assets:
Total common stock	$282,230	$292,719	47.61%
Liabilities:
Total common stock	$(142,418)	$(142,860)	(23.23)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
There were no investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investments represents more than 5% of the Company’s stockholders’ equity as of June 30, 2026 and December 31, 2025.
Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager, the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each limited partner’s capital account (the “Fixed Fee”). The Fixed Fee was $1.0 million and $1.9 million for the three and six months ended June 30, 2026 and $(1.3) million and $0 for the three and six months ended June 30, 2025, respectively. The Fixed Fee payable under the Investment Management Agreement was waived by the Investment Manager for the three and six months ended June 30, 2025, resulting in a management fee credit of $1.3 million for the three months ended June 30, 2025.
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals. The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the Utility General Partner. The incentive allocation was $3.7 million and $5.4 million for the three and six months ended June 30, 2026 and $0 for both the three and six months ended June 30, 2025, respectively.
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
The Company measures its investment in the MidCap Limited Partnership at fair value using the reported net asset value (“NAV”) as a practical expedient in accordance with ASC 820, Fair Value Measurement. The carrying amount of the investment represents the Company’s maximum exposure to loss related to the unconsolidated VIE.
Loans to Affiliates
The Company entered into technology transactions, (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (“the Promissory Note”) issued by ZFSG bearing interest at 7..42% per annum with a maturity date of December 31, 2029. The unpaid principal balance was $12.5 million as of June 30, 2026 and December 31, 2025.
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
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both June 30, 2026 and December 31, 2025, which are included in cash and cash equivalents in the condensed consolidated balance sheets.
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
To measure fair value, the Company obtains prices for its investment securities from independent pricing services and other observable market inputs through third-party service providers. When quoted market prices for identical securities in active markets are not available, the Company uses observable inputs such as quoted prices of similar securities and evaluated pricing. The values for all fixed-maturity securities (consisting of U.S. Treasury securities and corporate securities) and equity securities generally incorporate significant Level 2 inputs using the market approach and income approach valuation techniques. The Company did not have any instruments classified within Level 3 measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. There have been no changes in the Company’s use of valuation techniques since commencement of operations.
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
Financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, are summarized below by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2026	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$9,246	$—	$9,246
Corporate	—	602,068	—	602,068
Total fixed-maturity securities, available-for-sale	—	611,314	—	611,314
Equity securities (1)	—	1,613	—	1,613
Total assets	$—	$612,927	$—	$612,927

(1) Included in other invested assets in the condensed consolidated balance sheets.

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

There were no transfers between Level 1 and Level 2 for the three and six months ended June 30, 2026 and 2025. The Company recognizes transfers between levels at the beginning of the reporting period.
The fair values of cash and cash equivalents and short-term investments approximate their carrying values due to their short-term maturities. Investments measured using net asset value (“NAV”) as a practical expedient are not classified within the fair value hierarchy and are described in Note 4, Investments – Utility & Infrastructure Investments.
There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026 and 2025.
The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.
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
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$10,730	$4,389	$8,754	$5,907
Current period change for estimated uncollectible premiums	1,158	1,626	3,308	1,626
Net write-offs	(1,028)	76	(1,202)	(1,442)
Ending balance	$10,860	$6,091	$10,860	$6,091

7. Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and six months ended June 30, 2026 and 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$33,835	$24,684	$30,204	$21,552
Policy acquisition costs deferred:
Direct commissions	34,077	27,112	59,877	49,418
Ceded commissions	(11,825)	(10,943)	(18,208)	(17,878)
Underwriting and other insurance expenses	463	575	852	980
	22,715	16,744	42,521	32,520
Amortization of policy acquisition costs	(17,546)	(13,845)	(33,721)	(26,489)
Net change	5,169	2,899	8,800	6,031
Balance, end of period	$39,004	$27,583	$39,004	$27,583

Amortization of policy acquisition costs is included in underwriting, acquisition and insurance expenses in the accompanying condensed consolidated statements of operations and comprehensive income.
8. Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and six months ended June 30, 2026 and 2025, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Policy acquisition costs	$20,370	$16,088	$38,913	$30,820
Operating expenses	14,296	12,342	28,032	22,495
Total underwriting, acquisition and insurance expenses	$34,666	$28,430	$66,945	$53,315

9. Property and Equipment, Net
Property and equipment net, which is included in other assets in the condensed consolidated balance sheets, was $7.9 million and $6.7 million as of June 30, 2026 and December 31, 2025, respectively.
During the three and six months ended June 30, 2026, the Company capitalized approximately $819 thousand and $1.7 million of costs related to software, respectively. Depreciation expense on property and equipment was $363 thousand and $570 thousand for the three and six months ended June 30, 2026, respectively, and $230 thousand and $296 thousand for the three and six months ended June 30, 2025, respectively. No impairment losses were recognized during the periods presented.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize the details and balances associated with the Company’s operating lease balances and lease cost, including sublease income:

	June 30, 2026	December 31, 2025
	(in thousands)
Lease Balances:
Operating lease right-of-use assets	$1,471	$1,748
Operating lease liabilities	(1,785)	(2,117)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Lease Cost:
Operating lease cost	$164	$164	$328	$328
Sublease income	(188)	(187)	(376)	(375)
Net lease (income)	$(24)	$(23)	$(48)	$(47)

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term — operating leases	2.42 years	2.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Cash paid for amounts included in the measurement of operating lease liabilities was $382 thousand and $373 thousand for the six months ended June 30, 2026 and 2025, respectively. These amounts represent gross cash payments under the head lease and are not reduced by cash receipts under the related sublease. Because the base rent under the sublease is equal to the base rent payable by the Company under the head lease and the lease terms are coterminous, cash receipts under the sublease are expected to offset cash payments under the head lease.
Future minimum lease payments under the operating lease as of June 30, 2026 are expected to be as follows:

Future Minimum Lease Payments	June 30, 2026
(in thousands)
2026	$382
2027	783
2028	732
2029	—
2030	—
Thereafter	—
Total lease payments	1,897
Less: imputed interest	(112)
Present value of lease liabilities	$1,785
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$502,248	$403,576
Reinsurance recoverable on unpaid losses and loss adjustment expenses	(139,414)	(119,596)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	362,834	283,980

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	129,883	97,274
Prior year	(1,500)	—
Total net losses and loss adjustment expenses incurred	128,383	97,274

Payments:
Current year	(13,372)	(13,491)
Prior year	(60,357)	(52,463)
Total payments	(73,729)	(65,954)

Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	417,488	315,300
Reinsurance recoverable on unpaid losses and loss adjustment expenses	166,445	136,166
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$583,933	$451,466

For the six months ended June 30, 2026, the net development related to prior accident years was a favorable amount of $1.5 million primarily due to lower-than-expected reported losses, whereas for the six months ended June 30, 2025, the net development from prior accident years was zero.
12. Reinsurance
Written premiums, earned premiums and losses and loss adjustment expenses incurred are presented on a gross, ceded, and net basis for the three and six months ended June 30, 2026 and 2025 in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Written premiums:
Direct	$206,762	$167,502	$349,689	$283,645
Ceded	(53,325)	(50,231)	(77,545)	(76,503)
Net written	$153,437	$117,271	$272,144	$207,142

Earned premiums:
Direct	$151,462	$124,624	$294,294	$236,774
Ceded	(37,687)	(37,696)	(75,308)	(71,545)
Net earned	$113,775	$86,928	$218,986	$165,229

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Losses and loss adjustment expenses:
Direct	$103,468	$74,382	$183,197	$131,217
Ceded	(36,965)	(23,970)	(54,814)	(33,943)
Net losses and loss adjustment expenses	$66,503	$50,412	$128,383	$97,274

As of June 30, 2026 and December 31, 2025, the Company had reinsurance recoverables on unpaid losses of $166.4 million and $139.4 million, respectively, and reinsurance recoverables on paid losses of $21.7 million and $11.0 million, respectively. As of June 30, 2026 and December 31, 2025, prepaid reinsurance premiums totaled $3.4 million and $2.9 million, respectively.
13. Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of June 30, 2026, the Company was not subject to any known litigation reasonably expected to have a material adverse effect on its financial condition, results of operations or cash flows.
14. Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches employees’ contributions to the Savings Plans to one hundred percent, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the three and six months ended June 30, 2026, the expense associated with the Savings Plans totaled $0.4 million and $0.7 million, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.
The Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to the Company’s employees pursuant to such plan and certain other employee benefits. For the three and six months ended June 30, 2026, the Company recognized expense of $0.8 million and $1.5 million, respectively, related to employee benefits provided by ZIS, including $0.7 million and $1.3 million, respectively, related to the employer portion of healthcare plan insurance premiums for the benefit of its employees. For the three and six months ended June 30, 2025, the Company recognized expense of $0.6 million and $1.1 million, respectively, related to employee benefits provided by ZIS, including $0.5 million and $1.0 million, respectively, related to the employer portion of healthcare plan insurance premiums for the benefit of its employees.
15. Stockholders' Equity
Common Stock
As of June 30, 2026, the Company had 48,066,674 shares of common stock issued, and 47,926,928 outstanding. No shares of preferred stock were issued or outstanding as of June 30, 2026. No dividends on common stock were declared or paid during the three months ended June 30, 2026.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Treasury Stock
On February 12, 2026, the Company’s Board of Directors approved a Share Repurchase Program authorizing the repurchase of up to $50.0 million of the Company’s outstanding common stock. During the three months ended June 30, 2026, the Company repurchased 142,686 shares of its common stock for an aggregate purchase price of $2.8 million, including commissions and excluding the Stock Repurchase Excise Tax (the “Excise Tax”). The average purchase price per share repurchased, including commissions and excluding the Excise Tax, was $19.87.
The Company recorded an estimated Excise Tax of $28 thousand related to its 2026 share repurchase activity under IRC Section 4501, Repurchase of Corporate Stock. The estimated Excise Tax reflects the applicable statutory netting of qualifying stock issuances, including the 2,940 Treasury Shares reissued upon settlement of the Director restricted stock units, as further described in Note 16, Share-based Compensation. The Excise Tax was recorded as an additional cost of Treasury Stock within stockholders’ equity, with an offsetting accrued liability. Including the estimated Excise Tax, Treasury Stock acquired under the share repurchase program was $2.9 million, as reflected in the condensed consolidated statements of changes in stockholders’ equity and non-controlling interest.
As of June 30, 2026, $47.2 million remained available for future repurchases under the program.
Repurchased shares are held as Treasury Shares and are reported in the condensed consolidated balance sheets as Treasury Stock, at cost, as a reduction of stockholders’ equity. The Treasury Shares may subsequently be reissued for general corporate purposes, including the settlement of employee and director equity awards. During the three months ended June 30, 2026, the Company reissued 2,940 Treasury Shares upon the vesting and settlement of restricted stock units granted to three members of its Board of Directors. The reissuance reduced Treasury Stock and increased outstanding shares by 2,940 shares. No gain or loss was recognized in connection with the reissuance.
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
Warrants
The Company has outstanding warrants to purchase shares of its common stock (the “Warrants”), which are classified within stockholders’ equity. As of June 30, 2026, the Warrants remained outstanding and unexercised. The Warrants are exercisable beginning on October 21, 2024 and have a contractual term of ten years from the issue date.
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
Total share-based compensation expense recognized was $222 thousand and $441 thousand for the three and six months ended June 30, 2026, respectively, and $357 thousand and $521 thousand for the three and six months ended June 30, 2025, respectively. The related tax benefit recognized was $47 thousand and $93 thousand for the three and six months ended June 30, 2026, respectively, and $75 thousand and $109 thousand for the three and six months ended June 30, 2025, respectively.
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
The following table summarizes NQSO activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2026	4,245,335	$12.01
Granted	142,890	$17.38
Exercised	—	—
Expired	—	—
Forfeited	(37,441)	$10.66
Outstanding as of June 30, 2026	4,350,784	$12.20

The following table summarizes NQSOs outstanding and exercisable as of June 30, 2026:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Options	Weighted‑Average Exercise Price	Weighted‑Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	$12.20	7.7 years	$51,506
Exercisable	$17.84	7.6 years	$3,111
The aggregate intrinsic value represents the total pre‑tax intrinsic value (the excess of the closing stock price over the exercise price) of in‑the‑money options as of June 30, 2026.
As of June 30, 2026, unrecognized compensation expense related to unvested NQSOs was $1.9 million and is expected to be recognized over a weighted-average period of 4.7 years.
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
Upon vesting of RSUs, the Company may settle awards using treasury shares. During the three months ended June 30, 2026, 2,940 shares of treasury stock were reissued in connection with the settlement of vested RSUs.
The following table summarizes RSU activity for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	8,823	$17.00
Granted	—	—
Vested	(2,940)	$17.00
Forfeited	—	—
End of period	5,883	$17.00

The total fair value of RSUs vested during the three months ended June 30, 2026 was $50 thousand. As of June 30, 2026, unrecognized compensation expense related to unvested RSUs was $98 thousand and is expected to be recognized over the remaining vesting period.
17. Segment Reporting
The Company operates as one operating segment with excess and surplus lines insurance business at its core. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”), who uses consolidated net income attributable to stockholders to make decisions about allocating resources and assessing performance for the entire Company. The measure of segment assets is reported in the condensed consolidated balance sheets as total assets.
The following table presents the Company’s operating results as evaluated by the CODM.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenues
Net earned premiums	$113,775	$86,928	$218,986	$165,229
Fee income	3,432	1,524	5,654	2,084
Net investment income	12,662	11,891	24,704	19,786
Net realized and unrealized gains (losses) on investments	18,591	1,409	28,056	(3,190)
Other income	24	28	48	993
Total revenues	148,484	101,780	277,448	184,902

Expenses
Losses and loss adjustment expenses	66,503	50,412	128,383	97,274
Policy acquisition costs	20,370	16,088	38,913	30,820
Operating expenses	14,296	12,342	28,032	22,495
Interest expense	4	447	8	894
Other expenses	872	161	1,444	399
Total expenses	102,045	79,450	196,780	151,882

Income before income taxes	46,439	22,330	80,668	33,020
Income tax expense	9,267	4,713	16,320	6,953
Net income	37,172	17,617	64,348	26,067

Less: Net income (loss) attributable to non-controlling interest - General Partner	3,721	(5)	5,431	(16)
Segment net income	$33,451	$17,622	$58,917	$26,083

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income attributable to stockholders	$33,451	$17,622	$58,917	$26,083

The table below presents gross written premium (“GWP”) by product group three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	($ in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Casualty	$133,424	64.5%	$107,023	63.9%	$238,077	68.1%	$189,163	66.7%
Property	73,338	35.5%	60,479	36.1%	111,612	31.9%	94,482	33.3%
Total Gross Written Premium	$206,762	100.0%	$167,502	100.0%	$349,689	100.0%	$283,645	100.0%

All long-term assets of the Company are based in the United States and similarly, all of the Company’s revenues are derived from customers based in the United States.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
18. Earnings Per Share
The following table presents the calculation of basic and diluted EPS three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except for share and per share data)
Numerator:
Net income attributable to stockholders	$33,451	$17,622	$58,917	$26,083
Income allocable to participating securities	—	589	—	890
Net income available to stockholders	$33,451	$17,033	$58,917	$25,193

Denominator:
Weighted-average shares outstanding - basic, including participating securities	48,008,741	43,539,734	48,037,544	42,646,361
Weighted-average participating securities	—	(1,454,752)	—	(1,454,752)
Weighted-average shares outstanding - basic	48,008,741	42,084,982	48,037,544	41,191,609
Dilutive effect of share-based compensation	1,856,178	1,500,017	1,801,826	1,055,388
Weighted-average shares outstanding - diluted	49,864,919	43,584,999	49,839,370	42,246,997

Earnings per share - basic	$0.70	$0.40	$1.23	$0.61
Earnings per share - diluted	$0.67	$0.39	$1.18	$0.60

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
For both the three and six months ended June 30, 2026, 0.7 million of NQSOs were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2025, 0.6 million of NQSOs were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.
For the three and six months ended June 30, 2026, all of outstanding Warrants were excluded from the calculation of diluted EPS because their effect under the treasury stock method was anti-dilutive, as the average market price of the Company’s common stock during each applicable quarterly period was below the exercise price of both Warrant tranches. As a result of the waiver, the Warrants ceased to be participating securities beginning July 1, 2025.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
19. Other Comprehensive Income
The following table summarizes the components of other comprehensive income three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$3,259	$179	$(8,096)	$54
Income tax benefit (expense)	(700)	(27)	1,685	(16)
Unrealized (losses) gains arising during the period, net of taxes	2,559	152	(6,411)	38
Other comprehensive (losses) income	$2,559	$152	$(6,411)	$38

20. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year.
The Company’s effective tax rates were 20.0% and 21.1% for the three months ended June 30, 2026 and 2025, respectively and 20.2% and 21.1% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates differed from the federal statutory rate of 21.0% primarily due to non-taxable income attributable to pass-through investments, partially offset by non-deductible expenses.
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
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined state income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Agreement, the Company paid to ZFSG $20.1 million and $22.1 million in the three and six months ended June 30, 2026, respectively, and $9.0 million in both three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, $1.3 million and $8.1 million, respectively, were due to ZFSG under the Tax Agreement and were included in income tax payable in the condensed consolidated balance sheets.
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
The following amounts were recorded in the three months ended June 30, 2026 and 2025, respectively, related to the Technology Transactions: (a) $0.2 million, and $0.3 million, respectively, of interest income on the Promissory Note, which is included in net investment income; (b) $0.2 million, and $0.2 million, respectively, of licensing fee expense, which is included in underwriting, acquisition and insurance expenses; and (c) $0.5 million, and $0.6 million, respectively, of service charges billed to ZTG, which are included in underwriting, acquisition and insurance expenses as an offset.
The following amounts were recorded in the six months ended June 30, 2026 and 2025, respectively, related to the Technology Transactions: (a) $0.5 million, and $0.5 million, respectively, of interest income on the Promissory Note, which is included in net investment income; (b) $0.4 million, and $0.4 million, respectively, of licensing fee expense, which is included in underwriting, acquisition and insurance expenses; and (c) $1.1 million, and $1.7 million, respectively, of service charges billed to ZTG, which are included in underwriting, acquisition and insurance expenses as an offset.
As of June 30, 2026 and December 31, 2025, the receivable from ZTG was $0.5 million and $0.6 million, respectively, and the payable to ZTG was $0.2 million and $0.2 million, respectively, included in other assets and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets.
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
Affiliate Service Agreements and Sublease
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, amongst other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of June 30, 2026 and December 31, 2025, $0.4 million and $0.7 million, respectively, was due to ZIS under this agreement, included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $0.8 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively, included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG provides the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology and investor relations. The Company reimburses ZFSG for its out-of-pocket expenses incurred in the course of performing such services, on a cost-plus basis. The Shared Services Agreement also permits the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter. The Company’s expense related to the Shared Services Agreement was $213 thousand and $306 thousand, respectively, for the three and six months ended June 30, 2026, included in underwriting, acquisition and insurance expenses in the condensed

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
consolidated statements of operations. The Company had not recorded any expense for the Shared Services Agreement for the three or six months ended June 30, 2025.
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
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA of $90 thousand and $178 thousand for the three and six months ended June 30, 2026, respectively, and $64 thousand and $115 thousand for the three and six months ended June 30, 2025, respectively. The fees were included as an offset to net investment income in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, $90 thousand and $87 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.
MidCap Limited Partnership Agreement
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the MidCap Limited Partnership with an initial investment of $10 million, as further described in Note 4, Investments.
Utility Limited Partnership
As described in Note 3, Consolidated Variable Interest Entity, on March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership. On May 1, 2026, the Company, through Ategrity Limited, made an additional investment of $10.0 million in the Utility Limited Partnership.
Loans to Affiliates
As described in Note 4, Investments, the Company has related party loans receivable from affiliates consisting of the Promissory Note issued by ZFSG and the ZIS Loan. The Company recorded interest income related to these investments of $1.5 million and $3.1 million for the three and six months ended June 30, 2026, respectively, and $1.5 million and $1.8 million for the three and six months ended June 30, 2025, respectively, included in net investment income in the condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the Company recognized $1.3 million and $2.6 million, of interest income on

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
the ZIS Loan, respectively. As of June 30, 2026 and December 31, 2025, accrued interest receivable on the ZIS Loan was $1.3 million and $2.9 million, respectively, and the Promissory Note was $0.2 million and $0.2 million, respectively.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in the condensed consolidated statements of operations for the three months ended March 31, 2025. No similar advisory fee was recorded during the three and six months ended June 30, 2026.
Fee Waiver for Utility Limited Partnership
The Investment Manager waived Fixed Fees of $2.6 million due under the Investment Management Agreement during the six months ended June 30, 2025. No similar Fixed Fees were waived during the three and six months ended June 30, 2026.
Tax Allocation Agreement
The Company is party to the Tax Agreement with ZFSG, which governs the allocation of consolidated federal and state income tax liabilities and related settlements among members of the consolidated group. Refer to Note 20, Income Taxes for additional information regarding amounts paid or received under this agreement and balances due to ZFSG as of June 30, 2026 and December 31, 2025.
Employee Agreements
On May 16, 2025, ZFSG entered into a consulting agreement with the Company’s CEO, under which the CEO agreed to provide consulting services to a subsidiary of ZFSG for matters unrelated to the Company. Pursuant to the consulting agreement, ZFSG paid the CEO a $0.7 million consulting fee in May 2025 and an additional $0.3 million consulting fee pursuant to such agreement was paid in June 2026. The terms of the consulting agreement did not affect the CEO’s compensation as the Company’s CEO and any fees paid for consulting services were separate from his standard compensation.
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
The Company’s CEO was an employee of the Investment Manager until the IPO. During 2025, the Investment Manager paid the Company’s CEO $0.4 million in salary for services provided to the Investment Manager and made a $0.7 million severance payment following the termination of his employment agreement with the Investment Manager. During the first quarter of 2026, the Investment Manager paid the Company’s CEO a pro-rated annual performance bonus for 2025 of $0.9 million in accordance with the terms of his employment agreement with the Investment Manager. The Company was not a party to the employment agreement and did not fund or reimburse any amounts paid by the Investment Manager under the agreement.

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

	June 30, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$483	$2,643
Due to affiliates	$819	$3,212

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
Net realized and unrealized gains (losses) on investments
Net realized and unrealized gains (losses) on investments include realized gains and losses which are a function of the difference between the amount received by us on the sale of a security and the security’s cost or amortized cost, as applicable, as well as the change in unrealized gains (losses) on equity securities and unrealized appreciation (depreciation) on securities sold not yet purchased. Net realized and unrealized gains (losses) on investments also includes appreciation on securities, derivative contracts, and foreign currency transactions allocated from the funds underlying the Utility & Infrastructure Investments. Such allocation represents our proportionate share of the Utility & Infrastructure Investments’ net realized gains (losses) of the funds underlying the Utility & Infrastructure Investments which are a function of the difference between the amount received on the sale of a security and the security’s amortized cost as well as change in unrealized appreciation (depreciation) on securities, derivative contracts, and foreign currency transactions.
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
Results of operations
Three months ended June 30, 2026, compared to three months ended June 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended June 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Gross written premiums	$206,762	$167,502	$39,260	23.4%
Ceded written premiums	(53,325)	(50,231)	(3,094)	6.2%
Net written premiums	$153,437	$117,271	$36,166	30.8%

Net earned premiums	113,775	86,928	26,847	30.9%
Fee income	3,432	1,524	1,908	125.2%
Losses and loss adjustment expenses	66,503	50,412	16,091	31.9%
Underwriting, acquisition and insurance expenses	34,666	28,430	6,236	21.9%
Underwriting income (1)	16,038	9,610	6,428	66.9%
Net investment income	12,662	11,891	771	6.5%
Net realized and unrealized gains (losses) on investments	18,591	1,409	17,182	NM
Interest expense	4	447	(443)	(99.1)%
Other income	24	28	(4)	(14.3)%
Other expenses	872	161	711	441.6%
Income before income taxes	46,439	22,330	24,109	108.0%
Income tax expense	9,267	4,713	4,554	96.6%
Net income	$37,172	$17,617	$19,555	111.0%
Less: Net income (loss) attributable to non-controlling interest - General Partner	3,721	(5)	3,726	NM
Net income attributable to stockholders	$33,451	$17,622	$15,829	89.8%

	Three Months Ended June 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Key Metrics
($ in thousands)
Adjusted net income attributable to stockholders (1)	33,545	17,857
Loss ratio	58.5%	58.0%
Expense ratio	27.5%	31.0%
Combined ratio (3)	85.9%	88.9%
Return on stockholders' equity (2)	20.7%	14.3%
Adjusted return on stockholders' equity (1) (2)	20.7%	14.5%
Diluted earnings per share	$0.67	$0.39
Adjusted diluted earnings per share(1)	$0.67	$0.41
(1) Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the three months ended June 30, 2026 and 2025, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
(3) Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
NM = Percentage not meaningful.
Premiums
The following table presents gross written premiums by product for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
($ in thousands, except percentages)	2026	% of Total	2025	% of Total
Casualty	$133,424	64.5%	$107,023	63.9%
Property	73,338	35.5%	60,479	36.1%
Gross written premiums	$206,762	100.0%	$167,502	100.0%

Our gross written premiums were $206.8 million for the three months ended June 30, 2026 compared to $167.5 million for the three months ended June 30, 2025, an increase of approximately $39.3 million, or 23.4%. The increase in both our casualty and property lines was primarily driven by the continued execution of our growth initiatives and increased engagement across our expanding distribution network.
Net written premiums were $153.4 million for the three months ended June 30, 2026, compared to $117.3 million for the three months ended June 30, 2025, an increase of approximately $36.2 million, or 30.8%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums as a percentage of gross written premiums, reflecting the reduction in quota share reinsurance within our casualty lines.
Net earned premiums were $113.8 million for the three months ended June 30, 2026, compared to $86.9 million for the three months ended June 30, 2025, an increase of approximately $26.8 million, or 30.9%. The increase was primarily due to growth in net written premiums.

Fee income
Fee income was $3.4 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025, an increase of approximately $1.9 million. The increase was driven by the implementation of market-standard policy-related fees that occurred over the course of 2025.
Loss Ratio
Our loss ratio was 58.5% for the three months ended June 30, 2026 compared to 58.0% for the three months ended June 30, 2025. The loss ratio for the three months ended June 30, 2026 benefited from strong performance in our property portfolio. The loss ratio increased compared to the three months ended June 30, 2025, reflecting a shift in business mix toward our Brokerage channel in recent periods and lower catastrophe activity in the prior-year period.
During the three months ended June 30, 2026, prior accident years developed favorably by $1.0 million, primarily due to lower loss emergence than expected, driven by our property lines. For the three months ended June 30, 2025, there was no development on our net incurred losses for prior periods.
Our losses paid in the three months ended June 30, 2026 and 2025 were $39.5 million and $33.8 million, respectively.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums (2)	Expenses	% of Net Earned Premiums (2)
Policy acquisition costs	$20,370	17.9%	$16,088	18.5%
Operating expenses, net of fee income (1)	10,864	9.5%	10,818	12.4%
Underwriting, acquisition and insurance expenses, net of fee income	$31,234	27.5%	$26,906	31.0%
(1) Net of fee income of $3.4 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.
(2) The sum of components differs slightly from the total shown due to rounding.
Our expense ratio was 27.5% for the three months ended June 30, 2026 compared to 31.0% for the three months ended June 30, 2025. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
The decrease in policy acquisition costs as a percentage of net earned premiums was primarily attributable to a favorable shift in our business mix.
The decrease in operating expenses as a percentage of net earned premiums was primarily due to operating expense leverage and an increase in our fee income.
Investing Results
The following tables summarize net investment income and net realized and unrealized gains on investments for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Investment income
Fixed-maturity securities	$8,846	$6,460	$2,386	36.9%
Short-term investments	1,939	1,154	785	68.0%
Cash equivalents	290	475	(185)	-38.9%
Loans to affiliates	1,524	1,543	(19)	-1.2%
Total fixed income	12,599	9,632	2,967	30.8%
Utility & Infrastructure Investments	210	2,422	(2,212)	-91.3%
Other expenses	(147)	(163)	16	-9.8%
Net investment income (loss)	$12,662	$11,891	$771	6.5%

Net realized and unrealized gains (losses) on investments	$18,591	$1,409	$17,182	NM

NM = Percentage not meaningful.
Net investment income was $12.7 million for the three months ended June 30, 2026, compared to $11.9 million for the three months ended June 30, 2025, an increase of $0.8 million, or 6.5%. This increase was driven by additional investments in fixed-maturity securities and short-term investments, as well as income from loans to affiliates. Included in net investment income is $0.2 million and $2.4 million attributable to Utility & Infrastructure Investments, net of investment management fees, for the three months ended June 30, 2026 and 2025, respectively.
Net realized and unrealized gain on investments was $18.6 million for the three months ended June 30, 2026, compared to a net realized and unrealized gain of $1.4 million for the three months ended June 30, 2025, an increase of $17.2 million. This increase was primarily driven by higher realized and unrealized gains on the Utility and Infrastructure investments compared to the prior-year period.
Interest expense
Interest expense was $4 thousand for the three months ended June 30, 2026 compared to $447 thousand for the three months ended June 30, 2025, a decrease of approximately $443 thousand, or 99.1%, driven by the termination of our letters of credit in 2025.
Income tax expense (benefit)
Income tax expense was $9.3 million for the three months ended June 30, 2026 compared to $4.7 million for the three months ended June 30, 2025, an increase of approximately $4.6 million. Our effective tax rate was 20.0% for the three months ended June 30, 2026 compared to 21.1% for the three months ended June 30, 2025. The decrease in our effective tax rate was primarily driven by an increase in non-taxable pass-through income.
Results of operations
Six months ended June 30, 2026, compared to six months ended June 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Six Months Ended June 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Gross written premiums	$349,689	$283,645	$66,044	23.3%
Ceded written premiums	(77,545)	(76,503)	(1,042)	1.4%
Net written premiums	$272,144	$207,142	$65,002	31.4%

Net earned premiums	218,986	165,229	53,757	32.5%
Fee income	5,654	2,084	3,570	171.3%

	Six Months Ended June 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Losses and loss adjustment expenses	128,383	97,274	31,109	32.0%
Underwriting, acquisition and insurance expenses	66,945	53,315	13,630	25.6%
Underwriting income (1)	29,312	16,724	12,588	75.3%
Net investment income	24,704	19,786	4,918	24.9%
Net realized and unrealized gains (losses) on investments	28,056	(3,190)	31,246	NM
Interest expense	8	894	(886)	(99.1)%
Other income	48	993	(945)	(95.2)%
Other expenses	1,444	399	1,045	261.9%
Income before income taxes	80,668	33,020	47,648	144.3%
Income tax expense	16,320	6,953	9,367	134.7%
Net income	$64,348	$26,067	$38,281	146.9%
Less: Net income (loss) attributable to non-controlling interest - General Partner	5,431	(16)	5,447	NM
Net income attributable to stockholders	$58,917	$26,083	$32,834	125.9%

Key Metrics
Adjusted net income attributable to stockholders (1)	59,147	26,400
Loss ratio	58.6%	58.9%
Expense ratio	28.0%	31.0%
Combined ratio	86.6%	89.9%
Return on stockholders' equity	18.4%	10.9%
Adjusted return on stockholders' equity (1)	18.5%	11.0%
Diluted earnings per share	$1.18	$0.60
Adjusted diluted earnings per share(1)	$1.19	$0.62

(1)Each of these metrics is a non-GAAP financial measure. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the six months ended June 30, 2026 and 2025, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
NM = Percentage not meaningful.
Premiums
The following table presents gross written premiums by product for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
($ in thousands, except percentages)	2026	% of Total	2025	% of Total
Casualty	$238,077	68.1%	$189,163	66.7%
Property	111,612	31.9%	94,482	33.3%
Gross written premiums	$349,689	100.0%	$283,645	100.0%
Gross written premiums were $349.7 million for the six months ended June 30, 2026 compared to $283.6 million for the six months ended June 30, 2025, an increase of approximately $66.0 million, or 23.3%. The increase in both our casualty and property lines was primarily driven by the continued execution of our growth initiatives and increased engagement across our expanding distribution network.

Net written premiums were $272.1 million for the six months ended June 30, 2026, compared to $207.1 million for the six months ended June 30, 2025, an increase of approximately $65.0 million, or 31.4%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums as a percentage of gross written premiums, reflecting the reduction in quota share reinsurance within our casualty lines.
Net earned premiums were $219.0 million for the six months ended June 30, 2026, compared to $165.2 million for the six months ended June 30, 2025, an increase of approximately $53.8 million, or 32.5%. The increase was primarily due to growth in net written premiums.
Fee income
Fee income was $5.7 million for the six months ended June 30, 2026 compared to $2.1 million for the six months ended June 30, 2025, an increase of approximately $3.6 million. The increase was driven by implementation of market-standard policy-related fees that occurred over the course of 2025.
Loss Ratio
Our loss ratio was 58.6% for the six months ended June 30, 2026 compared to 58.9% for the six months ended June 30, 2025. The decrease in the loss ratio was primarily driven by strong performance in our property portfolio.
During the six months ended June 30, 2026, prior accident years developed favorably by $1.5 million primarily due to lower loss emergence than expected, driven by our property lines. For the six months ended June 30, 2025, there was no development on our net incurred losses for prior periods.
Our losses paid in the six months ended June 30, 2026 and 2025 were $73.7 million and $66.0 million, respectively.
Expense ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums (2)
Policy acquisition costs	$38,913	17.8%	$30,820	18.7%
Operating expenses, net of fee income (1)	22,378	10.2%	20,411	12.4%
Underwriting, acquisition and insurance expenses, net of fee income	$61,291	28.0%	$51,231	31.0%

(1) Net of fee income of 5.7 million and 2.1 million for the six months ended June 30, 2026 and 2025, respectively.
(2) The sum of components differs slightly from the total shown due to rounding.
Our expense ratio was 28.0% for the six months ended June 30, 2026 compared to 31.0% for the six months ended June 30, 2025. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
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
Investing Results

	Six Months Ended June 30,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Investment income
Fixed-maturity securities	$17,201	$12,725	$4,476	35.2%
Short-term investments	3,568	1,724	1,844	107.0%
Cash equivalents	705	911	(206)	(22.6)%
Loans to affiliates	3,053	1,793	1,260	70.3%
Total fixed income	24,527	17,153	7,374	43.0%
Utility & Infrastructure Investments	452	2,931	(2,479)	(84.6)%
Other expenses	(275)	(298)	23	(7.7)%
Net investment income	$24,704	$19,786	$4,918	24.9%

Net realized and unrealized gains (losses) on investments	$28,056	$(3,190)	$31,246	NM

NM = Percentage not meaningful.
Net investment income was $24.7 million for the six months ended June 30, 2026, compared to $19.8 million for the six months ended June 30, 2025, an increase of $4.9 million, or 24.9%. This increase was driven by additional investments in fixed-maturity securities and short-term investments, including the investment of the proceeds from our IPO, as well as income from loans to affiliates. Included in net investment income were $0.5 million and $2.9 million attributable to Utility & Infrastructure Investments, net of investment management fees for the six months ended June 30, 2026 and 2025, respectively.
Net realized and unrealized gains on investments were $28.1 million for the six months ended June 30, 2026, compared to net realized and unrealized loss of $3.2 million for the six months ended June 30, 2025, an increase of $31.2 million. This change was primarily driven by higher net realized and unrealized gains related to the Utility & Infrastructure Investments compared to the prior year period.
Interest expense
Interest expense was $8 thousand for the six months ended June 30, 2026 compared to $894 thousand for the six months ended June 30, 2025, a decrease of $886 thousand, or 99.1% primarily driven by the termination of our letter of credit agreements in September and October 2025.
Income tax expense (benefit)
Income tax expense was $16.3 million for the six months ended June 30, 2026 compared to $7.0 million for the six months ended June 30, 2025, an increase of approximately $9.4 million. Our effective tax rate was 20.2% for the six months ended June 30, 2026 compared to 21.1% for the six months ended June 30, 2025. The decrease in our effective tax rate was primarily driven by an increase in non-taxable pass-through income.
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
Underwriting income for the three and six months ended June 30, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Income before income taxes	$46,439	$22,330	$80,668	$33,020
Less:
Net investment income	(12,662)	(11,891)	(24,704)	(19,786)
Net realized and unrealized (gains) losses on investments	(18,591)	(1,409)	(28,056)	3,190
Other income	(24)	(28)	(48)	(993)
Add:
Interest expense	4	447	8	894
Other expenses	872	161	1,444	399
Underwriting income	$16,038	$9,610	$29,312	$16,724

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
Adjusted net income attributable to stockholders for the three and six months ended June 30, 2026 and 2025 reconciles to net income attributable to stockholders as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income attributable to stockholders	$33,451	$17,622	$58,917	$26,083

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Adjustments:
Other non-operating expenses (1)	119	298	291	401
Tax impact	(25)	(63)	(61)	(84)
Adjusted net income attributable to stockholders	$33,545	$17,857	$59,147	$26,400

(1)In the three and six months ended June 30, 2026 and 2025, other non-operating expenses includes share-based compensation expenses recorded by us related to our IPO.
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
Adjusted return on stockholders’ equity for the three and six months ended June 30, 2026 and 2025 reconciles to return on stockholders’ equity as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Numerator: Adjusted net income attributable to stockholders, annualized (1)	$134,180	$71,428	$118,294	$52,800
Denominator: Average stockholders’ equity	647,709	493,253	639,352	478,998
Adjusted return on stockholders' equity	20.7%	14.5%	18.5%	11.0%
(1) For the three and six months ended June 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
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
Adjusted diluted earnings per share for the three and six months ended June 30, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Numerator: Adjusted net income attributable to stockholders	$33,545	$17,857	$59,147	$26,400
Denominator: Weighted-average shares outstanding - diluted	49,864,919	43,584,999	49,839,370	42,246,997
Adjusted diluted earnings per share	$0.67	$0.41	$1.19	$0.62

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
Share repurchase program
On February 12, 2026, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million worth of its outstanding common stock. The timing and amount of repurchases, if any, will depend on market conditions, capital requirements, and other factors. The authorization does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time. During the three months ended June 30, 2026, the Company repurchased 142,686 shares of common stock under its share repurchase program for $2.8 million. The average cost per share repurchased was $19.87. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, under the Inflation Reduction Act of 2022. As of June 30, 2026, the Company had $47.2 million of capacity remaining under its share repurchase program.
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
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$80,940	$50,796
Net cash used in investing activities	(72,422)	(185,887)
Net cash provided by (used in) financing activities	(4,912)	132,047
Net change in cash and cash equivalents	$3,606	$(3,044)

Operating activities
Our net cash provided by operating activities was approximately $80.9 million for the six months ended June 30, 2026, compared to $50.8 million for the six months ended June 30, 2025. The increase was primarily driven by growth of our business and the timing of premium receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $72.4 million for the six months ended June 30, 2026, compared to $185.9 million for the six months ended June 30, 2025. In both periods, cash used in investing activities reflected the continued deployment of cash generated from operating activities into investments. Cash used in investing activities during the six months ended June 30, 2025 also reflected the investment of proceeds from our initial public offering.
Financing activities
Net cash used in financing activities was approximately $4.9 million for the six months ended June 30, 2026, which consisted of $2.8 million of share repurchases and the payment of a $2.1 million capital distribution to the Utility General Partner. The distribution was accrued as a withdrawal payable as of December 31, 2025 and accordingly is not reflected as a reduction of non-controlling interest during the six months ended June 30, 2026. Net cash provided by financing activities of $132.0 million for the six months ended June 30, 2025 primarily consisted of net proceeds from our IPO as well as a capital contribution from ZFSG, partially offset by the payment of capital distribution to the Utility General Partner.
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
For the six months ended June 30, 2026, property insurance represented 31.9% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. As of June

30, 2026, we maintained catastrophe reinsurance coverage of $43 million per event in excess of our $12 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $86 million and is in addition to the coverage provided by our other property reinsurance.
Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of the reinsurer to honor its obligation could result in losses to us, and therefore, we evaluate the need for an allowance for expected credit losses based on historical analysis of credit losses for highly rated companies in the insurance industry. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from its exposure to individual reinsurers.
As of June 30, 2026, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. As of June 30, 2026, we recorded no allowance for credit losses related to our reinsurance balances.
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
Contractual obligations and commitments
As of June 30, 2026, there has been no material change to our contractual obligations and commitments from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial condition
Stockholders’ equity
As of June 30, 2026, total stockholders’ equity was $664.4 million compared to $614.3 million total stockholders’ equity as of December 31, 2025. The $50.1 million increase in total stockholders’ equity over the prior year end balance was primarily driven by net profits generated during the period which were partially offset by a reduction in unrealized gains in fixed maturity securities and common stock repurchases under the Company's share repurchase program.
Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliates, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$33,327	2.8%	$29,721	2.7%
Fixed-maturity securities	611,314	50.6%	558,428	50.5%
Short-term investments	228,919	18.9%	220,241	19.9%
Utility & Infrastructure Investments	227,267	18.8%	189,859	17.3%
Loans to affiliates	106,500	8.8%	106,500	9.6%
Other invested assets	1,766	0.1%	280	NM
Total cash and invested assets	$1,209,093	100.0%	$1,105,029	100.0%

NM = Percentage not meaningful.
As of June 30, 2026 and December 31, 2025, $33.3 million and $29.7 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $1.2 billion and $1.1 billion, respectively.
As of June 30, 2026 and December 31, 2025, $611.3 million and $558.4 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio as of June 30, 2026 and December 31, 2025, were $228.9 million and $220.2 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 3.9 years and 3.8 years as of June 30, 2026 and December 31, 2025, respectively, and an average rating of “A-” as of both June 30, 2026 and December 31, 2025. Our fixed-maturity and short-term securities portfolio had a book yield of 5.4% as of June 30, 2026 and 5.2% as of December 31, 2025.
As of June 30, 2026, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	June 30, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$9,229	$9,246	1.1%
Corporate	598,508	602,068	71.7%
Total fixed-maturity securities	607,737	611,314	72.8%
Short-term investments	228,919	228,919	27.2%
Total	$836,656	$840,233	100.0%

As of December 31, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$2,117	0.3%
Corporate	544,682	556,311	71.4%
Total fixed-maturity securities	546,755	558,428	71.7%
Short-term investments	220,241	220,241	28.3%
Total	$766,996	$778,669	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of June 30, 2026, were as follows:

	June 30, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$500	$504	0.1%
After one year through five years	141,920	143,556	23.5%
After five years through ten years	309,565	311,798	51.0%
After ten years	155,752	155,456	25.4%
Total	$607,737	$611,314	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of June 30, 2026 and December 31, 2025, $215.9 million and $178.9 million, respectively, represented the investments in the Absolute Return Utility & Infrastructure Fund with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported by the Investment Manager as of June 30, 2026. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. As of June 30, 2026 and December 31, 2025, we invested 17.9% and 16.2%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
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
The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising and 98.9% and 1.1%, and 95.8% and 4.2% of gross investments, respectively, as of June 30, 2026 and December 31, 2025. The following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	% of total	% of total
Utilities	57.6%	64.3%
Pipelines	29.9%	26.9%
Real Estate	10.7%	6.1%
Other Sectors	1.8%	2.7%
Total	100.0%	100.0%

Off-balance sheet arrangements
As of June 30, 2026, there has been no material change to our off-balance sheet arrangements from the disclosure included in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Off-balance sheet arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Regulatory Developments
There were no material regulatory developments during the three months ended June 30, 2026.
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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As of both June 30, 2026 and December 31, 2025, our fixed-maturity and short-term securities portfolio had an average rating of “A-”, with approximately 30% and 32%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 27.2% AAA, 1.1% AA, 2.0% A, 52.4% BBB, 13.7% BB and 3.6% below BB or unrated securities as of June 30, 2026 and 28.3% AAA, 0.3% AA, 3.4% A, 56.2% BBB, 8.0% BB and 3.8% below BB or unrated securities as of December 31, 2025.
We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of June 30, 2026 and December 31, 2025.
Interest rate risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and short-term investments of $262.2 million and $250.0 million, respectively, consisting of interest-bearing money market accounts and investments in government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the three months ended June 30, 2026 from those set forth in the section entitled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of Equity Securities
The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (in millions)
April 1, 2026	April 30, 2026	14,000	$18.99	14,000	$49.7
May 1, 2026	May 31, 2026	55,545	$19.85	55,545	$48.6
June 1, 2026	June 30, 2026	73,141	$20.05	73,141	$47.2
Total		142,686		142,686	$47.2

(1) Average price paid per share for open market purchases includes broker commissions, but excludes federal Excise Tax.
The Company’s Board of Directors has authorized a share repurchase program under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in privately negotiated transactions or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels appropriate for the Company’s business operations, changes in levels of written premiums, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions, changes in tax laws and other factors. The cost of treasury stock acquired pursuant to common share repurchases includes broker commissions and the applicable 1% federal Excise Tax imposed on common share repurchase activity, net of qualifying common share issuances, as part of the Inflation Reduction Act of 2022.
For additional information regarding the Company’s share repurchases, see “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
Insider trading arrangements and policies.
During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Ategrity Specialty Insurance Company Holdings

Date: August 13, 2026	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer & Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Neil Adler
Neil Adler
Chief Financial Officer
(Principal Financial and Accounting Officer)