Form 10-Q
period 2026-09-30
Ategrity Specialty Insurance Co Holdings
filed 2026-11-05
CIK 2040491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐  Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒  No
As of November 4, 2026, the registrant had 47,831,484 shares of common stock outstanding.

ATEGRITY SPECIALTY INSURANCE COMPANY HOLDINGS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
	Signatures	59

Forward-looking statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. You can identify forward-looking statements herein by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “should,” “would,” “may,” and “could” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, loss reserves, reinsurance, our investment portfolio, share repurchases, taxes, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.
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
•the failure to maintain effective internal controls in accordance with the Sarbanes-Oxley Act; and
•other risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) and elsewhere herein.
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

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
	(in thousands, except share and par value data)
Assets:
Fixed-maturity securities available-for-sale, at fair value (amortized cost: $718,930 in 2026 and $546,755 in 2025)	$695,290	$558,428
Utility & Infrastructure Investments, at fair value (cost of $192,753 in 2026 and $172,753 in 2025)	219,468	189,859
Short-term investments	207,542	220,241
Loans to affiliates	106,500	106,500
Other invested assets	153	280
Total invested assets	1,228,953	1,075,308

Cash and cash equivalents	13,614	29,721
Investment income due and accrued	13,835	10,186
Premiums receivable, net of allowance for credit losses of $12,483 in 2026 and $8,754 in 2025	87,361	75,244
Deferred policy acquisition costs, net of ceding commissions	40,497	30,204
Prepaid reinsurance premiums	141	2,928
Income tax receivable	4,064	—
Deferred income tax asset, net	18,072	13,289
Reinsurance recoverable, net of allowance for credit losses of $0 in 2026 and 2025	187,798	150,386
Ceded unearned premiums	69,555	74,317
Other assets	12,475	12,730
Total assets	$1,676,365	$1,474,313

Liabilities, stockholders' equity and non-controlling interest:
Liabilities:
Reserves for unpaid losses and loss adjustment expenses	619,405	502,248
Unearned premiums	338,361	281,864
Payable to reinsurers	24,209	31,064
Accounts payable and accrued expenses	30,911	31,684
Funds held under reinsurance treaties	1,252	1,547
Income tax payable	182	8,414
Other liabilities	1,951	2,633
Total liabilities	1,016,271	859,454

Stockholders' equity:
Preferred stock, $0.001 par value, 100,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,066,674 shares issued and 47,926,928 shares outstanding as of September 30, 2026; 48,066,674 shares issued and outstanding as of December 31, 2025.	48	48
Additional paid-in capital	497,077	496,470
Retained earnings	182,057	108,571
Accumulated other comprehensive income (loss)	(18,731)	9,220
Treasury stock, at cost (139,746 shares as of September 30, 2026 and 0 as of December 31, 2025)	(2,804)	—
Total stockholders' equity	657,647	614,309
Non-controlling interest - General Partner	2,447	550
Total stockholders' equity and non-controlling interest	660,094	614,859
Total liabilities, stockholders' equity and non-controlling interest	$1,676,365	$1,474,313

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Revenues
Gross written premiums	$165,021	$143,858	$514,710	$427,503
Ceded written premiums	(29,781)	(36,348)	(107,326)	(112,851)
Net written premiums	135,240	107,510	407,384	314,652
Change in unearned premiums	(8,101)	(13,800)	(61,259)	(55,713)
Net earned premiums	127,139	93,710	346,125	258,939
Fee income	2,630	2,225	8,285	4,309
Net investment income	13,051	10,961	37,755	30,747
Net realized and unrealized gains (losses) on investments	(17,249)	9,179	10,807	5,990
Other income	24	25	72	1,017
Total revenues	125,595	116,100	403,044	301,002
Expenses
Losses and loss adjustment expenses	73,061	56,199	201,445	153,472
Underwriting, acquisition and insurance expenses	37,204	29,116	104,149	82,431
Interest expense	3	392	11	1,286
Other expenses	718	659	2,162	1,059
Total expenses	110,986	86,366	307,767	238,248
Income before income taxes	14,609	29,734	95,277	62,754
Income tax expense	3,566	6,118	19,886	13,071
Net income	11,043	23,616	75,391	49,683
Less: Net income (loss) attributable to non-controlling interest - General Partner	(3,534)	952	1,897	936
Net income attributable to stockholders	14,577	22,664	73,494	48,747
Other comprehensive income:
Unrealized gains (losses), net of taxes	(21,540)	5,939	(27,951)	5,976
Total comprehensive income (loss) attributable to stockholders	$(6,963)	$28,603	$45,543	$54,723

Earnings per share:
Basic	$0.30	$0.47	$1.53	$1.10
Diluted	$0.29	$0.45	$1.47	$1.06
Weighted-average shares outstanding:
Basic	47,926,921	48,066,667	48,000,264	43,508,478
Diluted	50,246,439	49,972,530	49,974,188	45,046,434
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity and Non-Controlling Interest (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	Number of Shares	Amount
		(in thousands, except share data)
Balance as of June 30, 2026	47,926,928	$48	$496,861	$167,480	$2,809	$(2,804)	$664,394	$5,981	$670,375
Share-based compensation	—	—	216	—	—	—	216	—	216
Net income (loss)	—	—	—	14,577	—	—	14,577	(3,534)	11,043
Other comprehensive income (loss), net of taxes	—	—	—	—	(21,540)	—	(21,540)	—	(21,540)
Balance as of September 30, 2026	47,926,928	$48	$497,077	$182,057	$(18,731)	$(2,804)	$657,647	$2,447	$660,094

Balance as of January 1, 2026	48,066,674	$48	$496,470	$108,571	$9,220	$—	$614,309	$550	$614,859
Share-based compensation	—	—	657	—	—	—	657	—	657
Net income (loss)	—	—	—	73,494	—	—	73,494	1,897	75,391
Other comprehensive income (loss), net of taxes	—	—	—	—	(27,951)	—	(27,951)	—	(27,951)
Treasury stock acquired - share repurchase program	(142,686)	—	—	—	—	(2,862)	(2,862)	—	(2,862)
Treasury stock reissued related to share-based compensation	2,940	—	(50)	(8)	—	58	—	—	—
Balance as of September 30, 2026	47,926,928	$48	$497,077	$182,057	$(18,731)	$(2,804)	$657,647	$2,447	$660,094

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
and Non-Controlling Interest, Continued (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Total Stock- holders' Equity	Non-Controlling Interest	Total Stockholders' Equity and Non-Controlling Interest
	Number of Shares	Amount
		(in thousands, except share data)
Balance as of June 30, 2025	48,066,674	$48	$495,954	$60,652	$3,035	$—	$559,689	$484	$560,173
Share-based compensation	—	—	268	—	—	—	268	—	268
Net income (loss)	—	—	—	22,664	—	—	22,664	952	23,616
Other comprehensive income, net of taxes	—	—	—	—	5,939	—	5,939	—	5,939
Balance as of September 30, 2025	48,066,674	$48	$496,222	$83,316	$8,974	$—	$588,560	$1,436	$589,996

Balance as of January 1, 2025	38,386,433	$38	$360,703	$34,569	$2,997	$—	$398,307	$500	$398,807
Share-based compensation	—	—	788	—	—	—	788	—	788
Proceeds from issuance of common stock in initial public offering (IPO), net	7,666,667	8	114,733	—	—	—	114,741	—	114,741
Pre-IPO issuances of common stock	2,010,442	2	19,998	—	—	—	20,000	—	20,000
Issuance of common stock under share-based compensation plan	3,132	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	48,747	—	—	48,747	936	49,683
Other comprehensive income, net of taxes	—	—	—	—	5,977	—	5,977	—	5,977
Balance as of September 30, 2025	48,066,674	$48	$496,222	$83,316	$8,974	$—	$588,560	$1,436	$589,996
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
OPERATING ACTIVITIES
Net income	$75,391	$49,683
Adjustments to reconcile net income to net cash provided by operating activities	79,285	42,180
Net cash provided by operating activities	154,676	91,863

INVESTING ACTIVITIES
Purchase of fixed-maturity securities, available-for-sale	(432,920)	(370,996)
Proceeds from sale of fixed-maturity securities, available-for-sale	251,189	323,573
Proceeds from maturities and redemptions of fixed-maturity securities, available-for-sale	10,626	7,674
Purchases of Utility & Infrastructure Investments	(20,000)	(10,000)
Proceeds from redemptions of Utility & Infrastructure Investments	2,077	106,196
Change in short-term investments, net	17,848	(166,313)
Loans to affiliates	—	(92,999)
Purchase of other invested assets	(1,561)	—
Proceeds from redemption of other invested assets	1,750	—
Change in due to/from broker	8,193	(7,425)
Purchase of property and equipment	(3,073)	(5,237)
Net cash used in investing activities	(165,871)	(215,527)

FINANCING ACTIVITIES
Proceeds from issuance of common shares, net	—	121,710
Payments of initial public offering costs	—	(3,443)
Capital contributions	—	22,741
Payments for share repurchases	—	(2,741)
Treasury stock acquired - share repurchase program	(2,835)	—
Capital distribution	(2,077)	(6,857)
Net cash provided by (used in) financing activities	(4,912)	131,410

Net change in cash and cash equivalents	(16,107)	7,746
Cash and cash equivalents, at beginning of period	29,721	26,573
Cash and cash equivalents, at end of period	$13,614	$34,319

Supplementary cash flow information:
Cash paid for interest	$11	$1,461
Cash paid (received) for taxes	$29,720	$15,000
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
•Ategrity Specialty Insurance Limited (“Ategrity Limited”) was incorporated under the laws of Bermuda (owned through Ategrity Specialty Holdings Limited, an intermediate holding company domiciled in Bermuda) for the sole purpose of providing quota-share reinsurance to Ategrity Specialty.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and do not contain all of the information and footnotes required by GAAP for complete financial statements. As such, these unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of Ategrity Specialty Insurance Company Holdings and its subsidiaries for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All significant intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company has elected to adopt new or revised accounting guidance either: (i) within the same periods as those otherwise applicable to non-emerging growth companies; or (ii) within the same time periods as private companies.
Accounting Standard Updates Recently Adopted
The Company has not adopted any new accounting standards during the three and nine months ended September 30, 2026.
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
ZP Utility Insurance GP, LLC, a Delaware limited liability company and a related party, is the general partner of the Utility Limited Partnership (the “Utility General Partner”) and is responsible for the investment decisions of the Utility Limited Partnership. The Utility General Partner owned less than 2% and 1% of the Utility Limited Partnership as of September 30, 2026 and December 31, 2025, respectively.
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
The Company consolidates the Utility Limited Partnership as its primary beneficiary, meeting both the “power” and “benefits” criteria associated with VIE accounting guidance. Non-controlling interests in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 represent the ownership interests in the consolidated VIE held by Utility General Partner. The assets of the consolidated VIE may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIE’s liabilities.
On March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership.
During the nine months ended September 30, 2026, the Company, through Ategrity Limited, made additional investments in the Utility Limited Partnership totaling $20.0 million, consisting of $10.0 million on each of May 1, 2026 and September 1, 2026.
The carrying amounts of the assets and liabilities of the Utility Limited Partnership consolidated VIE included in the Company’s condensed consolidated balance sheets are as follows:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash	$4	$4
Investments in the Absolute Return Utility & Infrastructure Fund, at fair value	208,377	178,891
Investment in affiliated fund, at fair value (cost of $191 in 2026 and $191 in 2025)	153	280
Due from the Absolute Return Utility & Infrastructure Fund	—	2,077
Total assets	$208,534	$181,252
Liabilities and partners' capital
Liabilities:
Withdrawals payable	—	2,077
Accrued expenses and other liabilities	120	118
Total liabilities	120	2,195

Partners' capital:
Limited partners	205,967	178,507
General partner	2,447	550
Total partners' capital:	208,414	179,057
Total liabilities and partners' capital	$208,534	$181,252
4. Investments
Fixed-Maturity Securities, Available-for-Sale
The Company considers all fixed-maturity securities to be available-for-sale and reports them at fair value with the net unrealized gains or losses reported (after-tax) as a component of accumulated other comprehensive income. The proceeds from sales of securities were $89.3 million and $251.2 million for the three and nine months ended September 30, 2026, and $33.4 million and $323.6 million for the three and nine months ended September 30, 2025, respectively. Gross gains of $0.6 million and $2.0 million, and gross losses of $0.5 million and $0.9 million were realized on sales of available-for-sale securities during the three and nine months ended September 30, 2026, respectively. Gross gains of $0.1 million and $6.5 million, and gross losses of $0.2 million for both periods were realized on sales of available-for-sale securities during the three and nine months ended September 30, 2025, respectively. Gains and losses on securities are determined on a specific-identification basis.
The Company’s fixed-maturity securities, available-for-sale as of September 30, 2026 and December 31, 2025, are summarized as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$106,506	$—	$(579)	$105,927
Corporate	612,424	134	(23,195)	589,363
Total fixed-maturity securities, available-for-sale	$718,930	$134	$(23,774)	$695,290

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$44	$—	$2,117
Corporate	544,682	11,836	(207)	556,311
Total fixed-maturity securities, available-for-sale	$546,755	$11,880	$(207)	$558,428

Contractual Maturities of Available-for-Sale Fixed-Maturity Securities
The amortized cost and fair value of fixed-maturity securities, available-for-sale as of September 30, 2026, categorized by contractual maturity, are summarized as follows:

	Amortized Cost	Fair Value
September 30, 2026	(in thousands)
Due in one year or less	$65,038	$64,825
Due after one year through five years	150,192	148,475
Due after five years through ten years	292,949	280,470
Due after ten years	210,751	201,520
Total fixed-maturity securities, available-for-sale	$718,930	$695,290

Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Fixed-Maturity Securities, Available-for-Sale, in a Loss Position
The following table shows the Company’s gross unrealized losses and fair value for available-for-sale securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
September 30, 2026	(in thousands)
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$105,927	$(579)	$—	$—	$105,927	$(579)
Corporate	564,715	(23,100)	903	(95)	565,618	(23,195)
Total fixed-maturity securities, available-for-sale	$670,642	$(23,679)	$903	$(95)	$671,545	$(23,774)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
December 31, 2025	(in thousands)
Fixed-maturity securities, available-for-sale:
Corporate	$62,716	$(207)	$—	$—	$62,716	$(207)
Total fixed-maturity securities, available-for-sale	$62,716	$(207)	$—	$—	$62,716	$(207)
As of September 30, 2026, the Company held securities of eighty-three issuers that were in an unrealized loss position with a total fair value of $671.5 million, and gross unrealized losses of $23.8 million. None of the fixed-maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment date.
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
During the three and nine months ended September 30, 2026, the Company did not recognize any impairment losses or write off any accrued interest receivable related to its available-for-sale fixed-maturity securities.
For all available-for-sale securities in an unrealized loss position as of September 30, 2026, the Company does not intend to sell, and it is not “more likely than not” that the Company will be required to sell these securities before recovery of their amortized cost basis.
Net Investment Income
The major categories of the Company’s net investment income for the three and nine months ended September 30, 2026 and 2025, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Investment income
Fixed-maturity securities, available-for-sale	$10,019	$6,675	$27,398	$19,515
Utility & Infrastructure Investments	758	893	3,070	3,824
Short-term investments	1,650	2,361	5,216	4,085
Loans to affiliates	1,524	1,537	4,578	3,330
Cash equivalents	373	433	1,079	1,344
Equity Securities	55	—	55	—
Gross investment income	14,379	11,899	41,396	32,098

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Management fees (1)	(1,188)	(905)	(3,226)	(1,020)
Other expenses (1)	(140)	(33)	(415)	(331)
Net investment income	$13,051	$10,961	$37,755	$30,747

(1)Amounts related to investment activity.
Net Realized and Unrealized Gains (Losses)
The following table summarizes the Company’s change in net unrealized gains (losses) on available-for-sale fixed-maturity securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Fixed-maturity securities, available-for-sale:
Change in net unrealized gains (losses)	$(27,217)	$7,521	$(35,313)	$7,575
Total	$(27,217)	$7,521	$(35,313)	$7,575

The following table presents realized and unrealized gains (losses) on investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross realized gains:
Fixed-maturity securities, available-for-sale	$556	$102	$2,000	$6,465
Utility & Infrastructure Investments	466	13,608	31,876	39,933
Short-term investments	—	4	—	4
Equity Securities	189	—	189	—
Securities sold, not yet purchased	—	—	—	15
Total	1,211	13,714	34,065	46,417
Gross realized (losses):
Fixed-maturity securities, available-for-sale	(522)	(151)	(874)	(163)
Utility & Infrastructure Investments	(2,238)	(2,708)	(468)	(14,096)
Short-term investments	(1)	—	(12)	(1)
Total	(2,761)	(2,859)	(1,354)	(14,260)

Net unrealized gains (losses) on investments:
Utility & Infrastructure Investments	(15,647)	(1,676)	(21,904)	(26,167)
Equity securities	(52)	—	—	—
Total	(15,699)	(1,676)	(21,904)	(26,167)

Net realized and unrealized gains (losses)	$(17,249)	$9,179	$10,807	$5,990

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Utility & Infrastructure Investments
The assets recognized in the Company’s condensed consolidated balance sheets related to the Company’s variable interests in non-consolidated VIEs as of September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026			December 31, 2025
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cost	Net Unrealized Gains (Losses)	Fair Value
	(in thousands)
Absolute Return Utility & Infrastructure Fund	$182,753	$25,624	$208,377	$162,753	$16,138	$178,891
MidCap Limited Partnership	10,000	1,091	11,091	10,000	968	10,968
Total Utility & Infrastructure Investments	$192,753	$26,715	$219,468	$172,753	$17,106	$189,859
Absolute Return Utility & Infrastructure Fund
The Company measures its investment in the Absolute Return Utility & Infrastructure Fund at fair value using NAV as a practical expedient. This amount represents the Company’s maximum exposure to loss related to the unconsolidated VIE. The Absolute Return Utility & Infrastructure Fund is the master within a “master-feeder” fund structure whereby its current shareholders, Utility Limited Partnership and two other feeder funds (collectively, the “Feeder Funds”), invest substantially all their capital in the Absolute Return Utility & Infrastructure Fund.
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
The Absolute Return Utility & Infrastructure Fund measures its investments, which consist primarily of equities, and its derivative activities, which relate to swap contracts, foreign currency forward contracts and option contracts, at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As the majority of the Absolute Return Utility & Infrastructure Fund’s investments are exchange-traded securities, such securities are reported at fair value.
The following table summarizes certain investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of the classes of investment represents more than 10% of the Company’s stockholders’ equity as of September 30, 2026 and December 31, 2025:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
September 30, 2026	(in thousands)
Assets:
Total common stock	$345,934	$332,919	50.62%
Liabilities:
Total common stock	$(264,935)	$(251,367)	(38.22)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.

Investment in securities	Cost (1)	Fair Value (1)	Percentage of Stockholders' Equity
December 31, 2025	(in thousands)
Assets:
Total common stock	$282,230	$292,719	47.61%
Liabilities:
Total common stock	$(142,418)	$(142,860)	(23.23)%
(1)Values represent the Company’s proportionate share of the Absolute Return Utility & Infrastructure Fund’s total holdings.
There were no investments of the Absolute Return Utility & Infrastructure Fund where the Utility Limited Partnership’s proportionate share of the fair value of certain investments represents more than 5% of the Company’s stockholders’ equity as of September 30, 2026 and December 31, 2025.
Effective April 1, 2018, under the Investment Management Agreement, dated April 1, 2018, between the Utility Limited Partnership and the Investment Manager, the Investment Manager is paid a quarterly fixed fee computed at an annual rate of 2.0% (i.e., 0.5% per quarter) of the balance of each limited partner’s capital account (the “Fixed Fee”). The Fixed Fee was $1.1 million and $3.0 million for the three and nine months ended September 30, 2026 and $0.8 million for both the three and nine months ended September 30, 2025. The Fixed Fee payable under the Investment Management Agreement was waived by the Investment Manager for the three and six months ended June 30, 2025.
Under the terms of the revised Utility Limited Partnership Agreement of ZP Utility Insurance Fund, L.P., the Utility General Partner is entitled to an incentive allocation equal to 20% of the Utility Limited Partnership’s net profits, subject to high watermark provisions, and adjusted for withdrawals (the “Incentive Allocation”). The Incentive Allocation is credited as of the end of the fiscal year to the Capital Account of the Utility General Partner. The Incentive Allocation was a reversal of $3.5 million for the three months ended September 30, 2026 and an allocation of $1.9 million for the nine months ended September 30, 2026, and an allocation of $0.9 million for both the three and nine months ended September 30, 2025.
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
Loans to Affiliates
The Company entered into technology transactions (the “Technology Transactions”) effective January 1, 2023, with ZFSG and Zimmer Technology Group, LLC (“ZTG”), a wholly owned subsidiary of ZFSG, governing the sale, licensing and services related to certain technology assets developed and owned by the Company. As part of the Technology Transactions, ZTG acquired the assets for a purchase price of $13.5 million paid in the form of a promissory note (the “Promissory Note”) issued by ZFSG bearing interest at 7.42% per annum with a maturity date of December 31, 2029. The Company received a principal repayment of $0 and $1.0 million during the three months ended September 30, 2026 and 2025, respectively. The unpaid principal balance was $12.5 million as of September 30, 2026 and December 31, 2025.
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
Insurance – Statutory Deposits
The Company had invested assets with a carrying value of $0.1 million on deposit with state regulatory authorities as of both September 30, 2026 and December 31, 2025, which are included in cash and cash equivalents in the condensed consolidated balance sheets.
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
To measure fair value, the Company obtains prices for its investment securities from independent pricing services and other observable market inputs through third-party service providers. When quoted market prices for identical securities in active markets are not available, the Company uses observable inputs such as quoted prices of similar securities and evaluated pricing. The values for all fixed-maturity securities (consisting of U.S. Treasury securities and corporate securities) and equity securities generally incorporate significant Level 2 inputs using the market approach and income approach valuation techniques. The Company did not have any instruments classified within Level 3 measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. There have been no changes in the Company’s use of valuation techniques since commencement of operations.
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
Financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, are summarized below by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2026	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$105,927	$—	$105,927
Corporate	—	589,363	—	589,363
Total fixed-maturity securities, available-for-sale	—	695,290	—	695,290
Total assets	$—	$695,290	$—	$695,290

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2025	(in thousands)
Assets
Fixed-maturity securities, available-for-sale:
U.S. Treasury securities and obligations guaranteed by the U.S. Government	$—	$2,117	$—	$2,117
Corporate	—	556,311	—	556,311
Total fixed-maturity securities, available-for-sale	—	558,428	—	558,428
Total assets	$—	$558,428	$—	$558,428

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
There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.
The Company did not have any material assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.
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
The following table presents the rollforward of the allowance for credit losses for premiums receivable for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Beginning balance	$10,860	$6,091	$8,754	$5,907
Current period change for estimated uncollectible premiums	2,138	1,538	5,446	3,163
Net write-offs	(515)	(145)	(1,717)	(1,586)
Ending balance	$12,483	$7,484	$12,483	$7,484

7. Deferred Policy Acquisition Costs
The following table presents the amounts of policy acquisition costs deferred and amortized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$39,004	$27,583	$30,204	$21,552
Policy acquisition costs deferred:
Direct commissions	27,380	24,672	87,256	74,090
Ceded commissions	(7,148)	(8,209)	(25,356)	(26,087)
Underwriting and other insurance expenses	499	583	1,351	1,563
	20,731	17,046	63,251	49,566
Amortization of policy acquisition costs	(19,238)	(14,563)	(52,958)	(41,052)
Net change	1,493	2,483	10,293	8,514
Balance, end of period	$40,497	$30,066	$40,497	$30,066

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Amortization of policy acquisition costs is included in underwriting, acquisition and insurance expenses in the accompanying condensed consolidated statements of operations and comprehensive income.
8. Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses for the three and nine months ended September 30, 2026 and 2025, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Policy acquisition costs	$21,896	$16,741	$60,809	$47,562
Operating expenses	15,308	12,375	43,340	34,869
Total underwriting, acquisition and insurance expenses	$37,204	$29,116	$104,149	$82,431

9. Property and Equipment, Net
Property and equipment net, which is included in other assets in the condensed consolidated balance sheets, was $8.8 million and $6.7 million as of September 30, 2026 and December 31, 2025, respectively.
During the three and nine months ended September 30, 2026, the Company capitalized approximately $1.2 million and $2.9 million of costs related to software, respectively. Depreciation expense on property and equipment was $333 thousand and $903 thousand for the three and nine months ended September 30, 2026, respectively, and $110 thousand and $407 thousand for the three and nine months ended September 30, 2025, respectively. No impairment losses were recognized during the periods presented.
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
The following tables summarize the details and balances associated with the Company’s operating lease balances and lease cost, including sublease income:

	September 30, 2026	December 31, 2025
	(in thousands)
Lease Balances:
Operating lease right-of-use assets	$1,329	$1,748
Operating lease liabilities	(1,617)	(2,117)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Lease Cost:
Operating lease cost	$164	$163	$491	$491
Sublease income	(188)	(188)	(563)	(563)
Net lease (income)	$(24)	$(25)	$(72)	$(72)

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term — operating leases	2.17 years	2.92 years
Weighted-average discount rate — operating leases	5.25%	5.25%

Cash paid for amounts included in the measurement of operating lease liabilities was $573 thousand and $559 thousand for the nine months ended September 30, 2026 and 2025, respectively. These amounts represent gross cash payments under the head lease and are not reduced by cash receipts under the related sublease. Because the base rent under the sublease is equal to the base rent payable by the Company under the head lease and the lease terms are coterminous, cash receipts under the sublease are expected to offset cash payments under the head lease.
Future minimum lease payments under the operating lease as of September 30, 2026 are expected to be as follows:

Future Minimum Lease Payments	September 30, 2026
(in thousands)
2026	$192
2027	783
2028	732
2029	—
2030	—
Thereafter	—
Total lease payments	1,707
Less: imputed interest	(90)
Present value of lease liabilities	$1,617
11. Reserves for Unpaid Losses and Loss Adjustment Expenses
The following table reconciles the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, net of reinsurance, to the gross amounts reported in the condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Balance, beginning of period
Reserves for unpaid losses and loss adjustment expenses	$502,248	$403,576
Reinsurance recoverable on unpaid losses and loss adjustment expenses	(139,414)	(119,596)

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	362,834	283,980

Current Activity
Incurred losses and loss adjustment expenses, net of reinsurance:
Current year	204,945	153,472
Prior year	(3,500)	—
Total net losses and loss adjustment expenses incurred	201,445	153,472

Payments:
Current year	(30,763)	(23,696)
Prior year	(82,976)	(75,502)
Total payments	(113,739)	(99,198)

Balance, end of period
Reserves for unpaid losses and loss adjustment expenses, net of reinsurance	450,540	338,255
Reinsurance recoverable on unpaid losses and loss adjustment expenses	168,865	148,943
Reserves for unpaid losses and loss adjustment expenses, gross of reinsurance	$619,405	$487,198

For the nine months ended September 30, 2026, the net development related to prior accident years was a favorable amount of $3.5 million primarily due to lower-than-expected reported losses, whereas for the nine months ended September 30, 2025, the net development from prior accident years was zero.
12. Reinsurance
Written premiums, earned premiums and losses and loss adjustment expenses incurred are presented on a gross, ceded, and net basis for the three and nine months ended September 30, 2026 and 2025 in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Written premiums:
Direct	$165,021	$143,858	$514,710	$427,503
Ceded	(29,781)	(36,348)	(107,326)	(112,851)
Net written	$135,240	$107,510	$407,384	$314,652

Earned premiums:
Direct	$163,919	$132,754	$458,213	$369,528
Ceded	(36,780)	(39,044)	(112,088)	(110,589)
Net earned	$127,139	$93,710	$346,125	$258,939

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Losses and loss adjustment expenses:
Direct	$95,528	$77,536	$278,726	$208,753
Ceded	(22,467)	(21,337)	(77,281)	(55,281)
Net losses and loss adjustment expenses	$73,061	$56,199	$201,445	$153,472

As of September 30, 2026 and December 31, 2025, the Company had reinsurance recoverables on unpaid losses of $168.9 million and $139.4 million, respectively, and reinsurance recoverables on paid losses of $18.9 million and $11.0 million, respectively. As of September 30, 2026 and December 31, 2025, prepaid reinsurance premiums totaled $0.1 million and $2.9 million, respectively.
13. Commitments and Contingent Liabilities
Contingencies arise in the normal conduct of the Company’s operations and are not expected to have a material effect on the Company’s financial condition or results of operations. However, adverse outcomes are possible and could negatively affect the Company’s financial condition and results of operations. As of September 30, 2026, the Company was not subject to any known litigation reasonably expected to have a material adverse effect on its financial condition, results of operations or cash flows.
14. Employee Benefits
The Company is party to multi-employer savings plans (the “Savings Plans”) which qualify under Section 401(k) of the U.S. Internal Revenue Code. Participants may contribute certain percentages of their pre-tax salary to the Savings Plans subject to statutory limitations. The Company matches 100% of employees’ contributions to the Savings Plans, up to a maximum contribution of 5% of the participant’s earnings, subject to certain statutory limitations. For the three and nine months ended September 30, 2026, the expense associated with the Savings Plans totaled $0.3 million and $1.0 million, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.
The Company’s employees participate in a self-insured healthcare plan sponsored by ZIS. ZIS provides insurance to the Company’s employees pursuant to such plan and certain other employee benefits. For the three and nine months ended September 30, 2026, the Company recognized expense of $0.8 million and $2.3 million, respectively, related to employee benefits provided by ZIS, including $0.7 million and $2.0 million, respectively, related to the employer portion of healthcare plan insurance premiums for the benefit of its employees. For the three and nine months ended September 30, 2025, the Company recognized expense of $0.6 million and $1.7 million, respectively, related to employee benefits provided by ZIS, including $0.5 million and $1.5 million, respectively, related to the employer portion of healthcare plan insurance premiums for the benefit of its employees.
15. Stockholders' Equity
Common Stock
As of September 30, 2026, the Company had 48,066,674 shares of common stock issued, and 47,926,928 outstanding. No shares of preferred stock were issued or outstanding as of September 30, 2026. No dividends on common stock were declared or paid during the three and nine months ended September 30, 2026.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Treasury Stock
On February 12, 2026, the Company’s Board of Directors approved a Share Repurchase Program authorizing the repurchase of up to $50.0 million of the Company’s outstanding common stock. During the nine months ended September 30, 2026, the Company repurchased 142,686 shares of its common stock for an aggregate purchase price of $2.8 million, including commissions and excluding the Stock Repurchase Excise Tax (the “Excise Tax”), all of which were purchased during the three months ended June 30, 2026. The average purchase price per share repurchased, including commissions and excluding the Excise Tax, was $19.87. The Company did not repurchase any shares during the three months ended September 30, 2026.
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
As of September 30, 2026, $47.2 million remained available for future repurchases under the program.
Repurchased shares are held as Treasury Shares and are reported in the condensed consolidated balance sheets as Treasury Stock, at cost, as a reduction of stockholders’ equity. The Treasury Shares may subsequently be reissued for general corporate purposes, including the settlement of employee and director equity awards. During the nine months ended September 30, 2026, the Company reissued 2,940 Treasury Shares, all during the three months ended June 30, 2026, upon the vesting and settlement of restricted stock units granted to three members of its Board of Directors. The reissuance reduced Treasury Stock and increased outstanding shares by 2,940 shares. No gain or loss was recognized in connection with the reissuance.
Other Capital Transactions
In January 2025, the Company issued 2,010,442 additional common shares to ZFSG, in exchange for U.S. Treasury bills of $20.0 million.
During the three months ended June 30, 2025, ZFSG made a cash contribution of $2.7 million and received 257,088 shares in connection with the repurchase of 257,088 shares from certain shareholders for an aggregate purchase price of $2.7 million. The net effect of this transaction was zero on the condensed consolidated statement of changes in stockholders’ equity and non-controlling interest.
Warrants
The Company has outstanding warrants to purchase shares of its common stock (the “Warrants”), which are classified within stockholders’ equity. As of September 30, 2026, the Warrants remained outstanding and unexercised. The Warrants became exercisable on October 21, 2024 and have a contractual term of ten years from issuance.
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
Pursuant to a waiver executed on August 5, 2025, effective July 1, 2025 (the “Waiver”), the Warrants are not participating securities during the period ending December 31, 2027 (the “Waiver Period”) and are considered under the treasury stock method for diluted earnings per share when dilutive.
16. Share-Based Compensation
Equity Incentive Plans
The Company’s Equity Incentive Plan (the “2019 Equity Plan”) provided for restricted units, non-qualified incentive options and other unit-based awards for directors, officers and other employees. On June 10, 2025, the Company established the 2025 Incentive Award Plan (the “2025 Equity Plan”), under which various equity-based awards may be granted to directors, officers and other employees. No additional awards may be granted under the 2019 Equity Plan after the effectiveness of the 2025 Equity Plan; however, outstanding awards granted under the 2019 Equity Plan remain subject to their existing terms.
Total share-based compensation expense recognized was $216 thousand and $657 thousand for the three and nine months ended September 30, 2026, respectively, and $268 thousand and $788 thousand for the three and nine months ended September 30, 2025, respectively. The related tax benefit recognized was $45 thousand and $138 thousand for the three and nine months ended September 30, 2026, respectively, and $56 thousand and $166 thousand for the three and nine months ended September 30, 2025, respectively.
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
The following table summarizes NQSO activity for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2026	4,245,335	$12.01
Granted	268,548	$22.38
Exercised	—	—
Expired	—	—
Forfeited	(124,881)	$10.66
Outstanding as of September 30, 2026	4,389,002	$12.68

The following table summarizes NQSOs outstanding and exercisable as of September 30, 2026:

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Options	Weighted‑Average Exercise Price	Weighted‑Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding	$12.68	7.5 years	$58,534
Exercisable	$17.96	7 years	$4,468
The aggregate intrinsic value represents the total pre‑tax intrinsic value (the excess of the closing stock price over the exercise price) of in‑the‑money options as of September 30, 2026.
As of September 30, 2026, unrecognized compensation expense related to unvested NQSOs was $3.1 million and is expected to be recognized over a weighted-average period of 4.4 years.
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
Upon vesting of RSUs, the Company may settle awards using treasury shares. During the nine months ended September 30, 2026, 2,940 shares of treasury stock were reissued in connection with the settlement of vested RSUs.
The following table summarizes RSU activity for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Shares	Weighted Average Grant-Date Fair Value
Non-vested
Beginning of period	8,823	$17.00
Granted	—	—
Vested	(2,940)	$17.00
Forfeited	—	—
End of period	5,883	$17.00

The total fair value of RSUs vested during the three and nine months ended September 30, 2026 was $0 and $50 thousand, respectively. As of September 30, 2026, unrecognized compensation expense related to unvested RSUs was $85 thousand and is expected to be recognized over the remaining vesting period.
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

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues
Net earned premiums	$127,139	$93,710	$346,125	$258,939
Fee income	2,630	2,225	8,285	4,309
Net investment income	13,051	10,961	37,755	30,747
Net realized and unrealized gains (losses) on investments	(17,249)	9,179	10,807	5,990
Other income	24	25	72	1,017
Total revenues	125,595	116,100	403,044	301,002

Expenses
Losses and loss adjustment expenses	73,061	56,199	201,445	153,472
Policy acquisition costs	21,896	16,741	60,809	47,562
Operating expenses	15,308	12,375	43,340	34,869
Interest expense	3	392	11	1,286
Other expenses	718	659	2,162	1,059
Total expenses	110,986	86,366	307,767	238,248

Income before income taxes	14,609	29,734	95,277	62,754
Income tax expense	3,566	6,118	19,886	13,071
Net income	11,043	23,616	75,391	49,683

Less: Net income (loss) attributable to non-controlling interest - General Partner	(3,534)	952	1,897	936
Segment net income	$14,577	$22,664	$73,494	$48,747

Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income attributable to stockholders	$14,577	$22,664	$73,494	$48,747

The table below presents gross written premium (“GWP”) by product group for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	($ in thousands)
Product Group	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
Casualty	$108,791	65.9%	$98,863	68.7%	$346,868	67.4%	$288,026	67.4%
Property	56,230	34.1%	44,995	31.3%	167,842	32.6%	139,477	32.6%
Total Gross Written Premium	$165,021	100.0%	$143,858	100.0%	$514,710	100.0%	$427,503	100.0%

All long-term assets of the Company are based in the United States and similarly, all of the Company’s revenues are derived from customers based in the United States.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
18. Earnings Per Share
The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except for share and per share data)
Numerator:
Net income attributable to stockholders	$14,577	$22,664	$73,494	$48,747
Income allocable to participating securities	—	—	—	890
Net income available to stockholders	$14,577	$22,664	$73,494	$47,857
Denominator:
Weighted-average shares outstanding - basic, including participating securities	47,926,921	48,066,667	48,000,264	44,472,984
Weighted-average participating securities	—	—	—	(964,506)
Weighted-average shares outstanding - basic	47,926,921	48,066,667	48,000,264	43,508,478
Dilutive effect of share-based compensation and warrants	2,319,518	1,905,863	1,973,924	1,537,956
Weighted-average shares outstanding - diluted	50,246,439	49,972,530	49,974,188	45,046,434

Earnings per share - basic	$0.30	$0.47	$1.53	$1.10
Earnings per share - diluted	$0.29	$0.45	$1.47	$1.06

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
For the three and nine months ended September 30, 2026, 407 thousand and 606 thousand NQSOs, respectively, were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive. For both the three and nine months ended September 30, 2025, 563 thousand NQSOs were excluded from the calculation of diluted EPS because their effect would have been anti-dilutive.
For the three months ended September 30, 2026, the Tranche 2 Warrants (375,147 warrants with an exercise price of $21.32 per share) were included in the calculation of diluted EPS under the treasury stock method because the average market price of the Company’s common stock for the period exceeded their exercise price. The Tranche 1 Warrants (1,079,605 warrants with an exercise price of $31.99 per share) were excluded because

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
their effect was anti-dilutive. For the nine months ended September 30, 2026, the incremental shares attributable to the Tranche 2 Warrants reflect the average of the incremental shares included in each quarterly computation; the Tranche 2 Warrants were anti-dilutive in the first and second quarters of 2026, and the Tranche 1 Warrants were anti-dilutive for the nine-month period.
For the three months ended September 30, 2025, the Warrants were anti-dilutive and were excluded from the calculation of diluted EPS. For the nine months ended September 30, 2025, the Warrants were participating securities during the first and second quarters of 2025; earnings were allocated to the Warrants under the two-class method through June 30, 2025, and the Warrants were not included in the diluted EPS denominator.
19. Other Comprehensive Income
The following table summarizes the components of other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Unrealized gains (losses) arising during the period, pre-tax	$(27,217)	$7,521	$(35,313)	$7,575
Income tax benefit (expense)	5,677	(1,582)	7,362	(1,599)
Unrealized (losses) gains arising during the period, net of taxes	(21,540)	5,939	(27,951)	5,976
Other comprehensive (losses) income	$(21,540)	$5,939	$(27,951)	$5,976

20. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company's best estimate of the effective tax rate expected for the full year.
The Company’s effective tax rates were 24.4% and 20.6% for the three months ended September 30, 2026 and 2025, respectively, and 20.9% and 20.8% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates differed from the federal statutory rate of 21.0% primarily due to income attributable to the non-controlling interest and non-deductible expenses.
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
Tax Allocation Agreement
The Company is included in ZFSG’s consolidated Federal income tax return and in various combined state income tax returns. The Company entered into a Tax Allocation Agreement with ZFSG (the “Tax Agreement”) which governs the allocation of consolidated tax liability among the parties to the agreement, the reimbursement of ZFSG for payments of such liabilities, the compensation of affiliated companies of ZFSG for the use of its tax attributes and the allocation of refunds or subsequent adjustments to tax liabilities. Under the Tax Agreement, the Company paid to ZFSG $7.3 million and $29.3 million in the three and nine months ended September 30, 2026, respectively, and $6.0 million and $22.9 million in the three and nine months ended

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025, respectively, of which $7.9 million was paid-in-kind via a transfer of the Company’s interest in the Absolute Return Utility & Infrastructure Fund during the three months ended March 31, 2025. As of September 30, 2026, $4.1 million was receivable from ZFSG under the Tax Agreement and was included in income tax receivable in the condensed consolidated balance sheets. As of December 31, 2025, $8.1 million was due to ZFSG under the Tax Agreement and was included in income tax payable in the condensed consolidated balance sheets.
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
The following amounts were recorded in the three months ended September 30, 2026 and 2025, respectively, related to the Technology Transactions: (a) $0.2 million and $0.2 million, respectively, of interest income on the Promissory Note, which is included in net investment income; (b) $0.2 million and $0.2 million, respectively, of licensing fee expense, which is included in underwriting, acquisition and insurance expenses; (c) $0.2 million and $0.6 million, respectively, of service charges billed to ZTG, which are included in underwriting, acquisition and insurance expenses as an offset; and (d) a principal repayment of $1.0 million of the Promissory Note received from ZFSG on September 26, 2025.
The following amounts were recorded in the nine months ended September 30, 2026 and 2025, respectively, related to the Technology Transactions: (a) $0.7 million and $0.7 million, respectively, of interest income on the Promissory Note, which is included in net investment income; (b) $0.6 million and $0.6 million, respectively, of licensing fee expense, which is included in underwriting, acquisition and insurance expenses; (c) $1.4 million and $2.3 million, respectively, of service charges billed to ZTG, which are included in underwriting, acquisition and insurance expenses as an offset; and (d) a principal repayment of $1.0 million of the Promissory Note received from ZFSG on September 26, 2025.
As of September 30, 2026 and December 31, 2025, the receivable from ZTG was $0.3 million and $0.6 million, respectively, and the payable to ZTG was $0.2 million and $0.2 million, respectively, included in other assets and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets.
AtegrityOne Transaction
The Company entered into a transaction with ZTG, effective April 1, 2025, to acquire software developed by ZTG for the Company, for the purchase price of $3.2 million, which was paid following a redemption on March 31, 2025, of the Company’s interests from the Utility Limited Partnership in such amount. The Company recorded the acquired software in other assets in the condensed consolidated balance sheets.
Affiliate Service Agreements and Sublease
The Company entered into a Management & Cost Sharing Agreement effective September 30, 2023 with ZIS, pursuant to which, among other things, ZIS may provide certain Services (as defined therein) to the Company and its affiliates. Commencing October 1, 2024, ZIS began providing employee benefit administration services to the Company that were previously provided to the Company by a third-party vendor. As of September 30, 2026 and December 31, 2025, $0.4 million and $0.7 million, respectively, was due to ZIS under this agreement,

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
included in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company’s expense related to such services provided by ZIS was $0.8 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
On June 10, 2025, the Company entered into a Shared Services Agreement with ZFSG (the “Shared Services Agreement”), pursuant to which ZFSG provides the Company with certain services, such as, human resources, tax, legal and corporate secretary, transaction advisory, information technology and investor relations. The Company pays ZFSG a fee for such services on a cost-plus basis and reimburses ZFSG at cost for its allocable share of out-of-pocket expenses incurred in performing the services. The Shared Services Agreement also permits the Company to make use of ZFSG’s office space and facilities at 9 West 57th Street, New York, New York. The term of the Shared Services Agreement is for a period of five years, with automatic renewals for two-year periods thereafter. The Company’s expense related to the Shared Services Agreement was $165 thousand and $471 thousand, respectively, for the three and nine months ended September 30, 2026, and $75 thousand for both the three and nine months ended September 30, 2025, included in underwriting, acquisition and insurance expenses in the condensed consolidated statements of operations.
As described in Note 10, Leases, the Company subleases office space to ZFSG under a sublease agreement effective July 1, 2022. The base rent under the sublease is equal to the base rent payable by the Company under the related head lease, and the sublease and head lease are coterminous.
Ategrity Specialty Insurance Company Holdings IMA
The Company entered into an Amended & Restated Investment Management Agreement, dated October 1, 2024 (as amended, the “ASH IMA”) with the Investment Manager, pursuant to which the Company appointed the Investment Manager to manage a portfolio of assets and granted the Investment Manager the full and exclusive authority and discretion to effect investment transactions through the portfolio, subject to the Investment Guidelines set forth therein.
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
The Company recorded fees under the Ategrity Limited IMAs and the ASH IMA of $95 thousand and $273 thousand for the three and nine months ended September 30, 2026, respectively, and $76 thousand and $187 thousand for the three and nine months ended September 30, 2025, respectively. The fees were included as an offset to net investment income in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, $95 thousand and $87 thousand, respectively, was due to the Investment Manager under these agreements, and was included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
MidCap Limited Partnership Agreement
On January 1, 2025, the Company entered into the Amended and Restated Limited Partnership Agreement with the MidCap Limited Partnership with an initial investment of $10 million, as further described in Note 4, Investments.
Utility Limited Partnership
As described in Note 3, Consolidated Variable Interest Entity, on March 31, 2025, the Company redeemed $97.2 million from the Utility Limited Partnership. During the nine months ended September 30, 2026, the Company, through Ategrity Limited, made additional investments in the Utility Limited Partnership totaling $20.0 million, consisting of $10.0 million on each of May 1, 2026 and September 1, 2026.
Loans to Affiliates
As described in Note 4, Investments, the Company has related party loans receivable from affiliates consisting of the Promissory Note issued by ZFSG and the ZIS Loan. The Company recorded interest income related to these investments of $1.5 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $3.3 million for the three and nine months ended September 30, 2025, respectively, included in net investment income in the condensed consolidated statements of operations, of which $1.3 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, related to the ZIS Loan. As of September 30, 2026 and December 31, 2025, accrued interest receivable on the ZIS Loan was $2.6 million and $2.9 million, respectively, and on the Promissory Note was $0.2 million and $0.2 million, respectively.
Advisory Fee
On March 31, 2025, ZFSG paid the Company an advisory fee equal to $940 thousand relating to certain advisory services provided to ZFSG by the Company that the Company recorded in other income in the condensed consolidated statements of operations for the three months ended March 31, 2025. No similar advisory fee was recorded during the three and nine months ended September 30, 2026.
Fee Waiver for Utility Limited Partnership
The Investment Manager waived Fixed Fees of $2.6 million due under the Investment Management Agreement during the six months ended June 30, 2025. No similar Fixed Fees were waived during the three and nine months ended September 30, 2026.
Tax Allocation Agreement
The Company is party to the Tax Agreement with ZFSG, which governs the allocation of consolidated federal and state income tax liabilities and related settlements among members of the consolidated group. Refer to Note 20, Income Taxes, for additional information regarding amounts paid or received under this agreement and balances receivable from or due to ZFSG as of September 30, 2026 and December 31, 2025.
Capital Transactions
Capital transactions with ZFSG during the three and nine months ended September 30, 2025 are described in Note 15, Stockholders’ Equity.
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
On June 30, 2025, ZFSG entered into a letter agreement with the Company’s CEO appointing him as a Board observer for ZFSG (“ZFSG Board Letter”) and ZIS entered into a letter agreement with the Company’s CEO appointing him as a director for ZIS (“ZIS Board Letter”). Under each of the ZFSG Board Letter and ZIS Board Letter, the Company’s CEO will receive a fee of $0.1 million per annum which will be pro-rated for any partial year of service beginning in 2027. ZIS and ZFSG may terminate their respective agreements at any time without notice. On July 25, 2025, ZFSG made a payment of $0.1 million to the Company’s CEO under the ZFSG Board Letter and ZIS made a payment of $0.1 million to the Company’s CEO under the ZIS Board Letter.
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
Affiliate Balances
The amounts due from and due to affiliates summarized in the table below are included in other assets and accounts payable and accrued expenses, respectively, in the condensed consolidated balance sheets. They

Ategrity Specialty Insurance Company Holdings and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
primarily relate to technology services, employee benefit administration services, shared services and investment management arrangements described above.

	September 30, 2026	December 31, 2025
	(in thousands)
Due from affiliates	$291	$2,643
Due to affiliates	$855	$3,212

22. Subsequent Events
The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. Other than the events described below, no subsequent events have occurred that would require recognition or disclosure in these condensed consolidated financial statements.
On October 1, 2026, the Company, through Ategrity Limited, made an additional $10.0 million subscription in the Utility Limited Partnership, a consolidated variable interest entity of the Company, as described in Note 3, Consolidated Variable Interest Entity.
On November 1, 2026, Ategrity Limited withdrew its entire capital account of approximately $193.1 million from the Utility Limited Partnership and invested the same amount as a limited partner in ZP Utility Fund, L.P. (“ZP Utility Fund”). The withdrawal amount was based on Ategrity Limited’s capital account at net asset value as of October 31, 2026. Like the Utility Limited Partnership, ZP Utility Fund invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. Its general partner and investment manager are controlled by ZFSG (see Note 21, Related Party Transactions).
From October 1, 2026 through November 4, 2026, the Company repurchased 95,444 shares of its common stock under its share repurchase program for an aggregate purchase price of $2.3 million, including commissions. As of November 4, 2026, approximately $44.9 million remained available under the $50.0 million share repurchase program authorized by the Board of Directors on February 12, 2026.

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
Interest expense
Interest expense in 2025 primarily consisted of fees related to our letters of credit issued for the benefit of Ategrity Specialty on behalf of Ategrity Limited, which were terminated in September and October 2025. Interest expense in 2026 has not been significant.
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
Underwriting income is a non-GAAP financial measure. We define underwriting income as income before income taxes excluding the impact of net investment income, net realized and unrealized gains (losses) on investments, other income, interest expense, and other expenses (which include expenses relating to corporate activities and expenses recorded by us in connection with the Company’s initial public offering (the “IPO”). For a reconciliation of underwriting income to the most directly comparable GAAP financial measure, information about why we consider underwriting income useful and a discussion of the material risks and limitations of underwriting income, see “Reconciliation of non-GAAP financial measures”.
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

Adjusted return on stockholders’ equity is a non-GAAP financial measure. We define adjusted return on stockholders’ equity as adjusted net income attributable to stockholders, expressed as a percentage of average beginning and ending stockholders’ equity during the period. For a reconciliation of adjusted return on stockholders’ equity to the most directly comparable GAAP financial measure, information about why we consider adjusted return on stockholders’ equity useful and a discussion of the material risks and limitations of adjusted return on stockholders’ equity, see “Reconciliation of non-GAAP financial measures”.
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
Results of operations
Three months ended September 30, 2026, compared to three months ended September 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Three Months Ended September 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Gross written premiums	$165,021	$143,858	$21,163	14.7%
Ceded written premiums	(29,781)	(36,348)	6,567	(18.1)%
Net written premiums	$135,240	$107,510	$27,730	25.8%

Net earned premiums	127,139	93,710	33,429	35.7%
Fee income	2,630	2,225	405	18.2%
Losses and loss adjustment expenses	73,061	56,199	16,862	30.0%
Underwriting, acquisition and insurance expenses	37,204	29,116	8,088	27.8%
Underwriting income (1)	19,504	10,620	8,884	83.7%
Net investment income	13,051	10,961	2,090	19.1%
Net realized and unrealized gains (losses) on investments	(17,249)	9,179	(26,428)	(287.9)%
Interest expense	3	392	(389)	(99.2)%
Other income	24	25	(1)	(4.0)%
Other expenses	718	659	59	9.0%
Income before income taxes	14,609	29,734	(15,125)	(50.9)%
Income tax expense	3,566	6,118	(2,552)	(41.7)%
Net income	$11,043	$23,616	$(12,573)	(53.2)%
Less: Net income (loss) attributable to non-controlling interest - General Partner	(3,534)	952	(4,486)	(471.2)%
Net income attributable to stockholders	$14,577	$22,664	$(8,087)	(35.7)%

	Three Months Ended September 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Key Metrics
($ in thousands)
Adjusted net income attributable to stockholders (1)	14,665	22,828
Loss ratio	57.5%	60.0%
Expense ratio	27.2%	28.7%
Combined ratio	84.7%	88.7%
Return on stockholders' equity (2)	8.8%	15.8%
Adjusted return on stockholders' equity (1) (2)	8.9%	15.9%
Diluted earnings per share	$0.29	$0.45
Adjusted diluted earnings per share(1)	$0.29	$0.46
(1) Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2) For the three months ended September 30, 2026 and 2025, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
NM = Percentage not meaningful.
Premiums
The following table presents gross written premiums by product for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in thousands, except percentages)	2026	% of Total	2025	% of Total
Casualty	$108,791	65.9%	$98,863	68.7%
Property	56,230	34.1%	44,995	31.3%
Gross written premiums	$165,021	100.0%	$143,858	100.0%

Our gross written premiums were $165.0 million for the three months ended September 30, 2026 compared to $143.9 million for the three months ended September 30, 2025, an increase of approximately $21.2 million, or 14.7%. The increase in both our casualty and property lines was primarily driven by the continued execution of our growth initiatives and increased engagement across our expanding distribution network.
Net written premiums were $135.2 million for the three months ended September 30, 2026, compared to $107.5 million for the three months ended September 30, 2025, an increase of approximately $27.7 million, or 25.8%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums as a percentage of gross written premiums, reflecting the reduction in quota share reinsurance within our casualty lines.
Net earned premiums were $127.1 million for the three months ended September 30, 2026, compared to $93.7 million for the three months ended September 30, 2025, an increase of approximately $33.4 million, or 35.7%. The increase was primarily due to growth in net written premiums.
Fee income
Fee income was $2.6 million for the three months ended September 30, 2026 compared to $2.2 million for the three months ended September 30, 2025, an increase of approximately $0.4 million. The increase was driven by the implementation of market-standard policy-related fees that occurred over the course of 2025.

Loss Ratio
Our loss ratio was 57.5% for the three months ended September 30, 2026 compared to 60.0% for the three months ended September 30, 2025. The loss ratio for the three months ended September 30, 2026 benefited from strong performance in our property portfolio. The loss ratio decreased compared to the three months ended September 30, 2025, reflecting favorable underwriting performance across both property and casualty lines of business.
During the three months ended September 30, 2026, prior accident years developed favorably by $2.0 million, primarily due to lower than expected loss emergence. For the three months ended September 30, 2025, there was no development on our net incurred losses for prior periods.
Our losses paid in the three months ended September 30, 2026 and 2025 were $40.0 million and $33.2 million, respectively.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Policy acquisition costs	$21,896	17.2%	$16,741	17.9%
Operating expenses, net of fee income (1)	12,678	10.0%	10,150	10.8%
Underwriting, acquisition and insurance expenses, net of fee income	$34,574	27.2%	$26,891	28.7%
(1) Net of fee income of $2.6 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively.
Our expense ratio was 27.2% for the three months ended September 30, 2026 compared to 28.7% for the three months ended September 30, 2025. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
The decrease in policy acquisition costs as a percentage of net earned premiums was primarily attributable to a favorable shift in our business mix.
The decrease in operating expenses as a percentage of net earned premiums was primarily due to operating expense leverage.
Investing Results
The following tables summarize net investment income and net realized and unrealized gains on investments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Investment income
Fixed-maturity securities	$9,924	$6,599	$3,325	50.4%
Short-term investments	1,650	2,361	(711)	(30.1)%
Cash equivalents	373	433	(60)	(13.9)%
Loans to affiliates	1,524	1,537	(13)	(0.8)%
Total fixed income	13,471	10,930	2,541	23.2%
Equity securities	55	—	55	NM

	Three Months Ended September 30,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Utility & Infrastructure Investments	(335)	64	(399)	NM
Other expenses	(140)	(33)	(107)	324.2%
Net investment income (loss)	$13,051	$10,961	$2,090	19.1%

Net realized and unrealized gains (losses) on investments	$(17,249)	$9,179	$(26,428)	(287.9)%

NM = Percentage not meaningful.
Net investment income was $13.1 million for the three months ended September 30, 2026, compared to $11.0 million for the three months ended September 30, 2025, an increase of $2.1 million, or 19.1%. This increase was mainly driven by additional investments in fixed-maturity securities. Included in net investment income is a net loss of $0.3 million and net income of $0.1 million attributable to Utility & Infrastructure Investments, net of investment management fees, for the three months ended September 30, 2026 and 2025, respectively.
Net realized and unrealized loss on investments was $17.2 million for the three months ended September 30, 2026, compared to a net realized and unrealized gain of $9.2 million for the three months ended September 30, 2025, a decrease of $26.4 million. This decrease was primarily driven by realized and unrealized losses on the Utility & Infrastructure investments in the current period, reflecting a normalization of returns following strong performance in the first half of 2026, compared to net realized and unrealized gains in the prior-year period.
During the three months ended September 30, 2025, the Company recognized an impairment loss of $38 thousand on certain fixed-maturity securities classified as available-for-sale. The impairment reflected the Company’s decision to sell the securities prior to recovery of their amortized cost basis, which required recognition of the full unrealized loss in earnings. The loss was recorded in net realized and unrealized gains (losses) within the condensed consolidated statements of operations. During the three months ended September 30, 2026, the Company recognized no impairment loss on fixed-maturity securities classified as available-for-sale.
Interest expense
Interest expense was $3 thousand for the three months ended September 30, 2026 compared to $392 thousand for the three months ended September 30, 2025, a decrease of approximately $389 thousand, or 99.2%, driven by the termination of our letters of credit in 2025.
Income tax expense (benefit)
Income tax expense was $3.6 million for the three months ended September 30, 2026 compared to $6.1 million for the three months ended September 30, 2025, a decrease of approximately $2.6 million. Our effective tax rate was 24.4% for the three months ended September 30, 2026 compared to 20.6% for the three months ended September 30, 2025. The increase in our effective tax rate was primarily related to changes in the income attributable to the non-controlling interest and non-deductible expenses.
Results of operations
Nine months ended September 30, 2026, compared to nine months ended September 30, 2025
The following table sets forth a summary of our consolidated results of operations for the periods indicated.

	Nine Months Ended September 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Gross written premiums	$514,710	$427,503	$87,207	20.4%
Ceded written premiums	(107,326)	(112,851)	5,525	(4.9)%

	Nine Months Ended September 30,
($ in thousands, except percentages and per share data)	2026	2025	Change	% Change
Net written premiums	$407,384	$314,652	$92,732	29.5%
Net earned premiums	346,125	258,939	87,186	33.7%
Fee income	8,285	4,309	3,976	92.3%
Losses and loss adjustment expenses	201,445	153,472	47,973	31.3%
Underwriting, acquisition and insurance expenses	104,149	82,431	21,718	26.3%
Underwriting income (1)	48,816	27,345	21,471	78.5%
Net investment income	37,755	30,747	7,008	22.8%
Net realized and unrealized gains (losses) on investments	10,807	5,990	4,817	80.4%
Interest expense	11	1,286	(1,275)	(99.1)%
Other income	72	1,017	(945)	(92.9)%
Other expenses	2,162	1,059	1,103	104.2%
Income before income taxes	95,277	62,754	32,523	51.8%
Income tax expense	19,886	13,071	6,815	52.1%
Net income	$75,391	$49,683	$25,708	51.7%
Less: Net income (loss) attributable to non-controlling interest - General Partner	1,897	936	961	102.7%
Net income attributable to stockholders	$73,494	$48,747	$24,747	50.8%

Key Metrics
Adjusted net income attributable to stockholders (1)	73,812	49,228
Loss ratio	58.2%	59.3%
Expense ratio	27.7%	30.2%
Combined ratio (2)	85.9%	89.4%
Return on stockholders' equity (3)	15.4%	13.2%
Adjusted return on stockholders' equity (1) (3)	15.5%	13.3%
Diluted earnings per share	$1.47	$1.06
Adjusted diluted earnings per share(1)	$1.48	$1.09

(1)Each of these metrics is a non-GAAP financial measure. See “Reconciliation of non-GAAP financial measures” for a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure.
(2)Ratios are calculated using unrounded figures. The sum of components may differ slightly from totals shown due to rounding.
(3) For the nine months ended September 30, 2026 and 2025, net income attributable to stockholders and adjusted net income attributable to stockholders are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.

Premiums
The following table presents gross written premiums by product for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
($ in thousands, except percentages)	2026	% of Total	2025	% of Total
Casualty	$346,868	67.4%	$288,026	67.4%
Property	167,842	32.6%	139,477	32.6%
Gross written premiums	$514,710	100.0%	$427,503	100.0%
Gross written premiums were $514.7 million for the nine months ended September 30, 2026 compared to $427.5 million for the nine months ended September 30, 2025, an increase of approximately $87.2 million, or

20.4%. The increase in both our casualty and property lines was primarily driven by the continued execution of our growth initiatives and increased engagement across our expanding distribution network.
Net written premiums were $407.4 million for the nine months ended September 30, 2026, compared to $314.7 million for the nine months ended September 30, 2025, an increase of approximately $92.7 million, or 29.5%. The increase was primarily attributable to higher gross written premiums as well as a decrease in ceded written premiums as a percentage of gross written premiums, reflecting the reduction in quota share reinsurance within our casualty lines.
Net earned premiums were $346.1 million for the nine months ended September 30, 2026, compared to $258.9 million for the nine months ended September 30, 2025, an increase of approximately $87.2 million, or 33.7%. The increase was primarily due to growth in net written premiums.
Fee income
Fee income was $8.3 million for the nine months ended September 30, 2026 compared to $4.3 million for the nine months ended September 30, 2025, an increase of approximately $4.0 million. The increase was driven by the implementation of market-standard policy-related fees over the course of 2025.
Loss Ratio
Our loss ratio was 58.2% for the nine months ended September 30, 2026 compared to 59.3% for the nine months ended September 30, 2025. The decrease in the loss ratio was primarily driven by strong performance in our property portfolio.
During the nine months ended September 30, 2026, prior accident years developed favorably by $3.5 million primarily due to lower than expected loss emergence. For the nine months ended September 30, 2025, there was no development on our net incurred losses for prior periods.
Our losses paid in the nine months ended September 30, 2026 and 2025 were $113.7 million and $99.2 million, respectively.
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
($ in thousands, except percentages)	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
Policy acquisition costs	$60,809	17.6%	$47,562	18.4%
Operating expenses, net of fee income (1)	35,055	10.1%	30,561	11.8%
Underwriting, acquisition and insurance expenses, net of fee income	$95,864	27.7%	$78,123	30.2%

(1) Net of fee income of $8.3 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Our expense ratio was 27.7% for the nine months ended September 30, 2026 compared to 30.2% for the nine months ended September 30, 2025. The improvement was driven by a lower policy acquisition ratio and operating expense ratio.
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
Investing Results

	Nine Months Ended September 30,
($ in thousands, except percentages)	2026	2025	$ Change	% Change
Investment income
Fixed-maturity securities	$27,125	$19,324	$7,801	40.4%
Short-term investments	5,216	4,085	1,131	27.7%
Cash equivalents	1,079	1,344	(265)	(19.7)%
Loans to affiliates	4,578	3,330	1,248	37.5%
Total fixed income	37,998	28,083	9,915	35.3%
Equity securities	55	—	55	NM
Utility & Infrastructure Investments	117	2,995	(2,878)	(96.1)%
Other expenses	(415)	(331)	(84)	25.4%
Net investment income	$37,755	$30,747	$7,008	22.8%

Net realized and unrealized gains (losses) on investments	$10,807	$5,990	$4,817	80.4%

NM = Percentage not meaningful.
Net investment income was $37.8 million for the nine months ended September 30, 2026, compared to $30.7 million for the nine months ended September 30, 2025, an increase of $7.0 million, or 22.8%. This increase was driven by additional investments in fixed-maturity securities and short-term investments, including the investment of the proceeds from our IPO, as well as income from loans to affiliates. Included in net investment income were $0.1 million and $3.0 million attributable to Utility & Infrastructure Investments, net of investment management fees for the nine months ended September 30, 2026 and 2025, respectively.
Net realized and unrealized gains on investments were $10.8 million for the nine months ended September 30, 2026, compared to net realized and unrealized gains of $6.0 million for the nine months ended September 30, 2025, an increase of $4.8 million. This change was primarily driven by higher net realized and unrealized gains related to the Utility & Infrastructure Investments, partially offset by lower gains on sales of fixed-maturity securities compared to the prior year period.
Interest expense
Interest expense was $11 thousand for the nine months ended September 30, 2026 compared to $1.3 million for the nine months ended September 30, 2025, a decrease of $1.3 million, or 99.1%, primarily driven by the termination of our letter of credit agreements in September and October 2025.
Income tax expense (benefit)
Income tax expense was $19.9 million for the nine months ended September 30, 2026 compared to $13.1 million for the nine months ended September 30, 2025, an increase of approximately $6.8 million. Our effective tax rate was 20.9% for the nine months ended September 30, 2026 compared to 20.8% for the nine months ended September 30, 2025. Our effective tax rate was relatively consistent between periods and differed from the 21.0% federal statutory rate primarily due to income attributable to the non-controlling interest and non-deductible expenses.

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
Underwriting income for the three and nine months ended September 30, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Income before income taxes	$14,609	$29,734	$95,277	$62,754
Less:
Net investment (income) loss	(13,051)	(10,961)	(37,755)	(30,747)
Net realized and unrealized (gains) losses on investments	17,249	(9,179)	(10,807)	(5,990)
Other income	(24)	(25)	(72)	(1,017)
Add:
Interest expense	3	392	11	1,286
Other expenses	718	659	2,162	1,059
Underwriting income	$19,504	$10,620	$48,816	$27,345

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
Adjusted net income attributable to stockholders for the three and nine months ended September 30, 2026 and 2025 reconciles to net income attributable to stockholders as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income attributable to stockholders	$14,577	$22,664	$73,494	$48,747
Adjustments:
Other non-operating expenses (1)	111	207	402	608
Tax impact	(23)	(43)	(84)	(127)
Adjusted net income attributable to stockholders	$14,665	$22,828	$73,812	$49,228

(1)In the three and nine months ended September 30, 2026 and 2025, other non-operating expenses include share-based compensation expenses recorded by us related to our IPO.
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
Adjusted return on stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 reconciles to return on stockholders’ equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except percentages)	2026	2025	2026	2025
Numerator: Adjusted net income attributable to stockholders, annualized (1)	$58,660	$91,312	$98,416	$65,637
Denominator: Average stockholders’ equity	661,021	574,125	635,978	493,434
Adjusted return on stockholders' equity	8.9%	15.9%	15.5%	13.3%
(1) For the three and nine months ended September 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on stockholders’ equity and adjusted return on stockholders’ equity.
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
Adjusted diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except share and per share data)	2026	2025	2026	2025
Numerator: Adjusted net income attributable to stockholders	$14,665	$22,828	$73,812	$49,228
Denominator: Weighted-average shares outstanding - diluted	50,246,439	49,972,530	49,974,188	45,046,434
Adjusted diluted earnings per share	$0.29	$0.46	$1.48	$1.09
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
Share repurchase program
On February 12, 2026, our Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million worth of its outstanding common stock. The timing and amount of repurchases, if any, will depend on market conditions, capital requirements, and other factors. The authorization does not obligate the Company to repurchase any specific number of shares and may be suspended or discontinued at any time. During the three months ended June 30, 2026, the Company repurchased 142,686 shares of common stock under its share repurchase program for $2.8 million. The average cost per share repurchased was $19.87. The Company made no repurchases during the three months ended September 30, 2026. The cost of treasury stock acquired pursuant to common share repurchases includes the 1% excise tax imposed on common share repurchase activity, net of common share issuances, under the Inflation Reduction Act of 2022. Subsequent to September 30, 2026 through November 4, 2026, the Company repurchased 95,444 shares of its common stock under its share repurchase program for an aggregate purchase price of $2.3 million, including commissions. As of November 4, 2026, the Company had approximately $44.9 million of capacity remaining under its share repurchase program.

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
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$154,676	$91,863
Net cash used in investing activities	(165,871)	(215,527)
Net cash provided by (used in) financing activities	(4,912)	131,410
Net change in cash and cash equivalents	$(16,107)	$7,746

Operating activities
Our net cash provided by operating activities was approximately $154.7 million for the nine months ended September 30, 2026, compared to $91.9 million for the nine months ended September 30, 2025. The increase was primarily driven by growth of our business and the timing of premium receipts, claim payments, reinsurance recoveries and operating payables.
Investing activities
Net cash used in investing activities was approximately $165.9 million for the nine months ended September 30, 2026, compared to $215.5 million for the nine months ended September 30, 2025. In both periods, cash used in investing activities reflected the continued deployment of cash generated from operating activities into investments. Cash used in investing activities during the nine months ended September 30, 2025 also reflected the investment of proceeds from our initial public offering.
Financing activities
Net cash used in financing activities was approximately $4.9 million for the nine months ended September 30, 2026, which consisted of $2.8 million of share repurchases and the payment of a $2.1 million capital distribution to ZP Utility Insurance GP, LLC (the “Utility General Partner”), the general partner of ZP Utility Insurance Fund, L.P. (the “Utility Limited Partnership”). The distribution was accrued as a withdrawal payable as of December 31, 2025 and accordingly is not reflected as a reduction of non-controlling interest during the nine months ended September 30, 2026. Net cash provided by financing activities of $131.4 million for the nine months ended September 30, 2025 primarily consisted of net proceeds from our IPO as well as a capital contribution from ZFSG, partially offset by the payment of capital distribution to the Utility General Partner.

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
For the nine months ended September 30, 2026, property insurance represented 32.6% of our gross written premiums. When we write property insurance, we buy reinsurance to significantly mitigate our risk to large losses. We use sophisticated computer models to analyze the risk of severe losses from weather-related events and earthquakes. We measure exposure to these catastrophe losses in terms of Probable Maximum Loss (“PML”), which is an estimate of what level of loss we would expect to experience in a windstorm or earthquake event occurring once in every 100 or 250 years. We manage this PML by purchasing catastrophe reinsurance coverage. As of September 30, 2026, we maintained catastrophe reinsurance coverage of $38 million per event in excess of our $12 million per event retention. Our property catastrophe reinsurance includes a reinstatement provision which requires us to pay reinstatement premiums after a loss has occurred in order to preserve coverage. Including the reinstatement provision, the maximum aggregate loss recovery limit is $76 million and is in addition to the coverage provided by our other property reinsurance.
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
As of September 30, 2026, Ategrity Specialty has only contracted with reinsurers with A.M. Best financial strength ratings of “A-” (Excellent) or better. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. As of September 30, 2026, we recorded no allowance for credit losses related to our reinsurance balances.
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

Contractual obligations and commitments
As of September 30, 2026, there has been no material change to our contractual obligations and commitments from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial condition
Stockholders’ equity
As of September 30, 2026, total stockholders’ equity was $657.6 million compared to $614.3 million total stockholders’ equity as of December 31, 2025. The $43.3 million increase in total stockholders’ equity over the prior year end balance was primarily driven by net profits generated during the period which were partially offset by a reduction in unrealized gains in fixed-maturity securities and common stock repurchases under the Company's share repurchase program.
Investment portfolio
Our cash and invested assets consist of fixed-maturity securities, cash and cash equivalents, short-term investments, loans to affiliates, and the Utility & Infrastructure Investments.
The table below presents our cash and invested assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands, except percentages)	Fair value	% of total	Fair value	% of total
Cash and cash equivalents	$13,614	1.1%	$29,721	2.7%
Fixed-maturity securities	695,290	56.0%	558,428	50.5%
Short-term investments	207,542	16.7%	220,241	19.9%
Utility & Infrastructure Investments	219,468	17.6%	189,859	17.3%
Loans to affiliates	106,500	8.6%	106,500	9.6%
Other invested assets	153	NM	280	NM
Total cash and invested assets	$1,242,567	100.0%	$1,105,029	100.0%

NM = Percentage not meaningful.
As of September 30, 2026 and December 31, 2025, $13.6 million and $29.7 million, respectively, represented the cash and cash equivalents portion of our total cash and invested assets of $1.2 billion and $1.1 billion, respectively.
As of September 30, 2026 and December 31, 2025, $695.3 million and $558.4 million, respectively, of our total cash and invested assets was comprised of fixed-maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of any deferred taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio as of September 30, 2026 and December 31, 2025, were $207.5 million and $220.2 million of short-term investments. Our fixed-maturity and short-term securities had a weighted average duration of 3.6 years and 3.8 years as of September 30, 2026 and December 31, 2025, respectively, and an average rating of “A-” as of both September 30, 2026 and December 31, 2025. Our fixed-maturity and short-term securities portfolio had a book yield of 5.4% as of September 30, 2026 and 5.2% as of December 31, 2025.
As of September 30, 2026, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	September 30, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$106,506	$105,927	11.7%
Corporate	612,424	589,363	65.3%
Total fixed-maturity securities	718,930	695,290	77.0%
Short-term investments	207,542	207,542	23.0%
Total	$926,472	$902,832	100.0%

As of December 31, 2025, the amortized cost and fair value of our fixed-maturity securities and short-term investments were as follows:

	December 31, 2025
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
Fixed-maturity securities:
U.S. Treasury securities and obligations guaranteed by the U.S. government	$2,073	$2,117	0.3%
Corporate	544,682	556,311	71.4%
Total fixed-maturity securities	546,755	558,428	71.7%
Short-term investments	220,241	220,241	28.3%
Total	$766,996	$778,669	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed-maturity securities summarized by contractual maturity as of September 30, 2026, were as follows:

	September 30, 2026
($ in thousands, except percentages)	Amortized Cost	Estimated Fair Value	% of Total Fair Value
One year or less	$65,038	$64,825	9.3%
After one year through five years	150,192	148,475	21.4%
After five years through ten years	292,949	280,470	40.3%
After ten years	210,751	201,520	29.0%
Total	$718,930	$695,290	100.0%

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
As of September 30, 2026 and December 31, 2025, $208.4 million and $178.9 million, respectively, represented the investments in ZP Master Utility Fund, Ltd. (the “Absolute Return Utility & Infrastructure Fund”) with fair values measured using our interest in the unadjusted net asset value (“NAV”) as reported by Zimmer Partners, LP (the “Investment Manager”) as of September 30, 2026. The Utility Limited Partnership operates as a feeder fund in a “master-feeder” structure, in which the Utility Limited Partnership invests substantially all of its assets in the Absolute Return Utility & Infrastructure Fund. As of September 30, 2026 and December 31, 2025, we invested 16.8% and 16.2%, respectively, of our total cash and invested assets in the Absolute Return Utility & Infrastructure Fund through the Utility Limited Partnership.
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
The Absolute Return Utility & Infrastructure Fund invests in equity securities and related instruments and derivatives, and fixed income, comprising 98.7% and 1.3%, and 95.8% and 4.2% of gross investments, respectively, as of September 30, 2026 and December 31, 2025. The following table summarizes the sectors of the Absolute Return Utility & Infrastructure Fund’s gross assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	% of total	% of total
Utilities	63.7%	64.3%
Pipelines	24.9%	26.9%
Real Estate	9.1%	6.1%
Other Sectors	2.3%	2.7%
Total	100.0%	100.0%

Off-balance sheet arrangements
As of September 30, 2026, there has been no material change to our off-balance sheet arrangements from the disclosure included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-balance sheet arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Regulatory Developments
There were no material regulatory developments during the three months ended September 30, 2026.

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
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed-maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. As of both September 30, 2026 and December 31, 2025, our fixed-maturity and short-term securities portfolio had an average rating of “A-”, with approximately 37% and 32%, respectively, of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest predominantly in investment grade securities, while making strategic, risk-adjusted allocations to targeted investment opportunities across the credit spectrum. We monitor the financial condition of all of the issuers of fixed-maturity securities in our portfolio. The credit profile of our fixed-maturity and short-term securities portfolio was comprised of 21.7% AAA, 13.0% AA, 1.8% A, 48.4% BBB, 11.5% BB and 3.6% below BB or unrated securities as of September 30, 2026 and 28.3% AAA, 0.3% AA, 3.4% A, 56.2% BBB, 8.0% BB and 3.8% below BB or unrated securities as of December 31, 2025.
We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers with a rating of “A-” (Excellent) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. We have not experienced any credit losses from reinsurance recoverables and did not record an allowance for uncollectible reinsurance recoverables as of September 30, 2026 and December 31, 2025.

Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our interest rate risk is associated primarily with our fixed-maturity securities, which are carried at fair value, and our short-term investments, which are carried at amortized cost that approximates fair value. These investments totaled $902.8 million and $778.7 million as of September 30, 2026 and December 31, 2025, respectively. When market interest rates rise, the fair value of these investments decreases, and when interest rates fall, their fair value increases. Because our fixed-maturity securities are classified as available-for-sale, unrealized changes in their fair value are recorded, net of tax, in accumulated other comprehensive income (loss) within stockholders’ equity, and do not ordinarily have an immediate effect on net income. We manage interest rate risk by managing the duration of our investment portfolio in relation to the duration of our loss reserves.
As of September 30, 2026 and December 31, 2025, the weighted average duration of these investments was approximately 3.6 years and 3.8 years, respectively. A hypothetical immediate 100 basis point increase in interest rates would have decreased their fair value by approximately $32.0 million, or 3.5%, as of September 30, 2026. This analysis assumes a parallel shift in the yield curve and does not reflect actions we might take in response; actual results may differ. These balances include short-term investments of $207.5 million and $220.2 million as of September 30, 2026 and December 31, 2025, respectively, consisting primarily of U.S. Treasury bills, whose short maturities limit their sensitivity to changes in interest rates.
Equity risk
Our Utility & Infrastructure Investments have equity risk due to the equity strategy, and therefore, we have indirect equity risk through our Utility & Infrastructure Investments. Equity risk represents the potential economic losses due to adverse changes in equity security prices.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the three months ended September 30, 2026 from those set forth in the section entitled “Risk Factors,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2026. As of September 30, 2026, approximately $47.2 million remained available for repurchases under the Company’s share repurchase program.
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
Entry into Material Definitive Agreement
Effective November 1, 2026, Ategrity Limited, a subsidiary of the Company, subscribed for limited partnership interests in, and became a limited partner of ZP Utility Fund, L.P. (the “New Feeder Fund”), and became party to the Fourth Amended and Restated Limited Partnership Agreement of the New Feeder Fund, dated as of October 1, 2018, in connection with the optimization of its investment in the Absolute Return Utility &

Infrastructure Fund (the “Master Fund”). Pursuant to this transaction, Ategrity Limited will move its existing investment in the Master Fund from the Utility Limited Partnership to the New Feeder Fund.
The New Feeder Fund, like the Utility Limited Partnership, operates as a feeder fund in a “master-feeder” structure, investing substantially all of its assets in the Master Fund. The New Feeder Fund includes other unaffiliated limited partners, and following the move of Ategrity Limited’s investment, the Company and its subsidiaries are expected to own approximately 29.1% of the New Feeder. The terms of Ategrity Limited’s investment in the New Feeder Fund’s Limited Partnership Agreement are substantially similar to those of the Amended and Restated Limited Partnership Agreement of the Utility Limited Partnership, which was previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (File No. 333-286059), filed with the SEC on March 24, 2025. Accordingly, the transition will not change the underlying Master Fund in which the Company and its subsidiaries invest.
ZP Utility GP, LLC serves as general partner of the New Feeder Fund, and the Investment Manager serves as its investment manager. Both entities are affiliated with ZFSG, the Company’s controlling stockholder.
Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
Insider trading arrangements and policies.
During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Articles of Incorporation of Ategrity Specialty Insurance Company Holdings	S-8	333-287969	3.1	6/12/2025
3.2	Bylaws of Ategrity Specialty Insurance Company Holdings	S-8	333-287967	3.2	6/12/2025
10.1§	Employment offer letter, dated July 9, 2026, between Ategrity Specialty Insurance Company Holdings and Neil Adler.					*
10.2§	Third Amended and Restated Employment Agreement, dated September 4, 2026, between Ategrity Specialty Insurance Company Holdings and Chris Schenk.	8-K	001-42695	10.1	9/4/2026
10.3§	Separation Agreement and Release, dated October 20, 2026, between Ategrity Specialty Insurance Company Holdings and Neelam Patel.	8-K	001-42695	10.1	10/21/2026
10.4
Fourth Amended and Restated Limited Partnership Agreement of ZP Utility Fund, L.P., dated as of October 1, 2018, by and among ZP Utility GP, LLC, as general partner, and the limited partners party thereto, including Ategrity Specialty Insurance Limited, as a limited partner.
						*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1 †	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2 †	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS ***	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Filed herewith.
**Furnished herewith.
***The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
§    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ategrity Specialty Insurance Company Holdings

Date: November 5, 2026	By:	/s/ Justin Cohen
Justin Cohen
Chief Executive Officer & Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Neil Adler
Neil Adler
Chief Financial Officer
(Principal Financial and Accounting Officer)